Form 10KSB
period 1999-05-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 1999-09-14
CIK 1082737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ----------------------------------------------------------------------
       ACT OF 1934 (Fee Required)
       --------------------------

FOR THE FISCAL YEAR ENDED MAY 31, 1999           COMMISSION FILE NUMBER: 0-26189
--------------------------------------           ----------------------- -------

                        ALLERGY IMMUNO TECHNOLOGIES, INC.
                     (Small Business Issuer in its Charter)
                     --------------------------------------

         DELAWARE                                                95-3937129
         --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
-------------------------------                              Identification No.)
incorporation or organization)
------------------------------

1531 MONROVIA AVENUE, NEWPORT BEACH, CA                             92663
---------------------------------------                             -----
(Address of principal executive offices)                         (Zip Code)

         Issuer's Telephone Number:                            (949) 645-3703
         --------------------------                            --------------

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
  (Title of each class)              (Name of each exchange on which registered)
         NONE                                         N/A

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                          COMMON STOCK, PAR VALUE $.001
                          -----------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES( )     NO(X)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)

State issuer's revenues for its most recent fiscal year:  $70,351.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 3,190,932 shares held by non-affiliates and the closing price of $.10 per share for Common Stock in the over-the-counter market as of August 15, 1999): $319,093.

Number of shares of the issuer's common stock, par value $.001, outstanding as of August 15, 1999: 17,170,390 shares.

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibit Index

Transitional Small Business Disclosure Format              YES ( )    NO (X)
--------------------------------------------------------------------------------


                        Allergy Immuno Technologies, inc.
                                   Form 10-KSB

                                Table of Contents

PART I ..........................................................................  1
   Item 1.  DESCRIPTION OF BUSINESS..............................................  1
   Item 2.  DESCRIPTION OF PROPERTY..............................................  8
   Item 3.  LEGAL PROCEEDINGS ...................................................  8
   Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ...................  8
PART II .........................................................................  9
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ............  9
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ...........................................  9
   Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................... 12
   Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ............................................ 12
PART III ........................................................................ 12
   Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT... 12
   Item 10. EXECUTIVE COMPENSATION .............................................. 13
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...... 14
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................... 15
   Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K ............................... 16
SIGNATURES ...................................................................... 17
EXHIBIT INDEX ................................................................... 18

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY ALLERGY IMMUNO TECHNOLOGIES, INC.) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO CONSUMMATION OF A TRANSACTION, ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OF CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF ALLERGY IMMUNO TECHNOLOGIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S SERVICES, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKET PLACE, AVAILABILITY OF SUPPLIES, YEAR 2000 ISSUES, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY.


GENERAL
-------

         Allergy Immuno Technologies, Inc. ("AIT" or "The Company") provides clinical testing services to doctors, clinics and pharmaceutical firms in specialized areas of allergy and immunology determinations. Test samples are sent to the Company's laboratory for evaluation and the results of the tests are reported to the customer (doctors, clinics or other). All of the Company's current revenues are derived from providing these testing services. AIT also is engaged in the development and commercialization of novel bio-pharmaceutical products for the treatment of allergies. The Company's research in the allergy field has created opportunities for new therapeutic approaches and inventions that include the possible development of oral and/or inhalant anti-allergy treatments as an alternative to allergy shots. The Company is currently searching for a potential partner for its patented allergy treatment technologies (for which it holds four U.S. patents).

         AIT's strategy is to use its patent protected technologies to create a portfolio of unique and highly efficient allergy therapeutic treatment products. The Company's planned allergy treatment products are expected to become the treatment of choice for patients who wish to avoid the expensive, sometimes unreliable and painful series of injections currently used by allergists ("current immunotherapy"). Patients undergoing current immunotherapy usually must visit the physician once a week for injections and continue these visits every week for four to five years.

         As an alternative to repetitive injections and the lengthy regime now used in current immunotherapy, the Company's new anti-allergy drugs are being designed to expand the market for allergy treatment by increasing patient acceptance and improving patient compliance. It could provide efficient allergy control at decreased costs by dramatically reducing both the length of therapy and the required number of visits to physicians. This would benefit both the patient and the health care provider, increasing patient acceptance and compliance and providing effective allergy treatment at lower costs.

         The Company's predecessor was originally incorporated in Utah in 1981 under the name Investor's Wealth. In 1985 that company changed its name to Advanced Allergy Research Center, Inc. In June of 1986 NMS Pharmaceuticals, Inc. (now Biomerica, Inc.) invested $350,000 and certain assets pursuant to an Agreement for Purchase of Stock and Transfer of Assets dated May 15, 1986 in exchange for 6,559,064 shares of common stock. Biomerica, Inc. ("Biomerica") now owns approximately 74.6% of the Company's common stock. Biomerica is a global medical company devoted to developing, manufacturing and marketing advanced medical diagnostic products for the early detection of diseases. Biomerica's products are sold to physicians, hospitals, laboratories and drugstores. Biomerica has recently entered into the e-commerce market through www.testathome and has been developing an online pharmacy. Allergy Immuno Technologies, Inc. was incorporated in Delaware in 1986. It was qualified as a foreign corporation in California in January 1987. In January 1987 the predecessor Utah corporation merged with and into the Delaware corporation pursuant to an Agreement and Plan of Merger filed on January 20, 1987, with the Secretary of State of Delaware and with the Secretary of State of Utah. The Company's common stock is traded on NASDAQ's OTC Bulletin Board under the stock symbol ALIM.

         Currently the Company runs a clinical laboratory and does not manufacture any products for sale. The Company purchases diagnostic products from Biomerica and other manufacturers of diagnostic products. The products that the Company proposes to develop from its patents are therapeutic products. Therefore, Biomerica does not make competing products, but rather makes diagnostic products which the Company may purchase at a discount for use in its clinical laboratory. For many years Biomerica has invested in companies in related fields. Biomerica plans for the Company to raise additional funds and continue with the development of its patents into saleable products. One director of the Company, Janet Moore, owns approximately 11% of Biomerica.

         At present the Company's objective, in addition to running a clinical laboratory, is to develop orally administered therapeutics based solely on the technology covered by the four patents discussed in "Technology and Patents", the Liposome Encapsulated Allergens (LEA) technology. The Company intends to raise funds by way of merger or other method in order to complete the research and development needed to bring these products to market.

LABORATORY SERVICES

         AIT currently operates a clinical reference laboratory in Newport Beach, California, for allergy and other esoteric diagnostic testing services. Being a credited clinical laboratory, AIT provides specialized testing services to large organizations such as Laboratory Corporation of America and American Homes Products, as well as other clinics and physicians. The laboratory accepts samples from the physicians, laboratories, clinics or pharmaceutical companies, performs the requested test and sends a written report of the test results to the customer. Most of the tests performed relate to allergy or immunology. Examples of some of the commonly performed tests are those for:

CANDIDA RELATED CONDITIONS

         An elevation of certain antibodies specific to CANDIDA ALBICANS (pathogenic fungus) antigens is an indication of either an infection (systemic or topical) by C. ALBICANS, or the overgrowth of the fungus in the intestine. The overgrowth in the intestine can cause C. ALBICANS antigens to enter the circulation causing systemic Candidiasis. The use of antibiotics, immunosuppressive agents, or birth control pills creates favorable conditions for Candidiasis. Systemic Candidiasis is a serious condition in immunosuppressed patients.

FOOD ALLERGIES

         Incompletely digested food antigens may gain access to the systemic circulation either through the microvilli by endocytosis or through the intercellular spaces of the gut mucosa in conditions such as the inflammatory bowel disease, coeliac disease, gastroenteritis or the immature mucosa of the infant. Certain antibodies may be produced against these food antigens and may form complexes with newly absorbed antigens and can lead to tissue damage when deposited in various organs. AIT has various panels that can test for as many as ninety different food allergies.

BASOPHIL HISTAMINE RELEASE (BHR)

         The BHR test can be used to assess the allergic response using human blood in a test tube rather than on humans directly. Since most allergic reactions end up with histamine release, the measurement of histamine is essential in evaluating the effects of allergy.

OTHER ALLERGIES

         AIT also performs other tests for various allergies such as inhalants, molds, weeds, insects, and animals, among others.

TECHNOLOGY AND PATENTS

         AIT has succeeded in obtaining four patents pertaining to its discoveries for allergy treatment. These are:

         (1)      Immunotherapy agents for treatment of IgE mediated allergies:
                  U.S. Patent #5,116,612 (issued May 6, 1992).

         (2) Liposome containing immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,049,390 (issued
                  September 17, 1991).

         (3) Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #4,946,945 (issued August 7, 1990).

         (4) Allergen-thymic hormone conjugates for treatment of IgE mediated allergies: U.S. Patent #5,275,814 (issued January 4, 1994).

         There can be no assurance or guarantee that the Company can adequately protect its patents or proprietary technology.

         AIT is focused on the discovery and commercialization of novel bio-pharmaceutical drugs for the treatment of allergies. The Company's research has led to new therapeutic approaches and inventions which are covered by the above patents. AIT's strategy is to utilize its proprietary technologies to create unique drugs for the treatment of allergies, especially those that can be taken orally avoiding the present injection therapy which is tedious, expensive and unpredictable. With financial assistance from Biomerica, AIT has begun preclinical animal studies utilizing the technology covered in some of these patents. In connection with these efforts, the Company has also received certain technical expertise and assistance from Biomerica.

    As discussed in "Business-General," the Company intends to use its proprietary technology to bring the LEA products into the mass market. The Company will not need additional patents or licensed technology to complete the research and development portion of the project. However, it may require additional equipment and manpower for manufacturing purposes as the Company is a small company and does not have the financial resources to mass produce the products. The Company will require additional capital and manufacturing expertise from an established pharmaceutical manufacturer to accomplish its goals. This project is discussed in detail under "Business Research and Development" and "Business Manufacturing".

         The objective of AIT is to tap the estimated $6 billion allergy market in the U.S. by developing drugs for allergy treatment based on Liposome-Encapsulated Allergens (LEA). The Company plans to find a strategic partner to finance the cost of these efforts.

         Liposomes are small spherical particles of lipid (fat) substance suspended in an aqueous medium within a tissue. A small allergen can be attached (conjugated) to a liposome via a chemical reaction and introduced into the host tissue orally or intravenously. Once the allergen bound liposome is introduced it starts an immune reaction in the host body to produce antibodies to the introduced allergen. This is the same principal as used in vaccination to prevent diseases. The host's antibodies (IgG class) work as a defense mechanism against any exposure to the allergen after the host has been desensitized using allergen bound liposomes. LEA therapy could work much better than the currently used desensitization therapy. The results of pre-clinical studies conducted on laboratory rodents administered with liposome encapsulated dust mite by mouth and by injection, showed a dramatic increase in the desensitization process. If successful, this new type of therapy may revolutionize allergy treatment for reasons indicated below:




          FEATURES                                        BENEFIT
---------------------------------            -----------------------------------

Oral delivery possible                       Increased patient compliance, no
                                             Injections necessary
---------------------------------            -----------------------------------

Complete treatment blockers                  Treats the disease and not the
                                             symptoms as in histamine blockers
---------------------------------            -----------------------------------

Reduced patient visits                       Convenient to patient and less
                                             costly to managed care
---------------------------------            -----------------------------------


AIT is currently looking for a partner to continue this effort to develop and test this technology.

         As mentioned above, the Company has developed a Basophil Histamine Release (BHR) test that is a surrogate to humans wherein sensitivities to allergens may be determined in a test tube. Food sensitivity studies for large pharmaceutical and nutritional firms such as Mead Johnson and Carnation were conducted utilizing the BHR test. AIT intends to use the same BHR test in the development of the new encapsulated liposome allergen therapy.

RESEARCH AND DEVELOPMENT

     The life of a product goes through phases: the formulation of an idea; proving that idea through scientific challenge; making it into a feasible reality; educating others so they may accept that reality; and finally distributing the product for others to benefit from it. Thus far the Company has worked to prove the feasibility and effectiveness of its idea of encapsulating specific allergens with liposomes to act as antagonist to an allergic reaction to that allergen in an individual. The idea has been proven to work in IN VITRO testing in the Company's laboratories. The idea has also been successfully tested in animal models. The above constitutes almost 40% of the work needed to be done in the life of a product. The remaining 60% is the regulatory approval, mass production and marketing of that idea in the shape of a viable product.

          During fiscal 1999 the Company spent $300 on research and development as compared to $39 in fiscal 1998. The research that lead to the Company's patent positions occurred in prior years. The Company does not expect to engage in further research and development until the Company obtains additional financing or until the Company enters into a strategic alliance with a partner that would conduct the research needed to bring the products to market. Biomerica has continually advanced the Company operating funds over recent years. Biomerica determined that it could not continue to advance the Company such large funds to cover the costs of continued research. In fiscal 1998 Biomerica invested funds to cover the cost of hiring a president who tried to raise additional capital in order to continue the research. An alliance that would have been beneficial to the Company was negotiated for some time, however, it did not come to fruition.

         The Company is exploring strategic alliances, acquisition and/or partnering with companies whose technologies will have potential synergistic benefits for AIT's products and technologies. Such alliances are expected to include companies in the liposome manufacturing field, and distribution and marketing firms.

         Further, AIT will actively seek partners to help commercialize its products. AIT supported both the research and the initial pre-clinical work but it anticipates that any developed products would be jointly commercialized through a marketing partner. The Company believes its partnering strategy will enable it to reduce its cash requirements while developing a portfolio of potential products marketed through existing/proven distribution channels. (See "Government Regulation and Licenses".)

     Thus far the Company has demonstrated the utility of the technology incorporated in its patents through pre-clinicals in animal models. The future assistance that the Company will need can be gained from one partner or many depending on the partner and the partnership. However, the goal in any case will be the fulfillment of the following objectives:

a. Testing the technology in laboratory trials for establishment of parameters including: form of the product; whether it will be solid or liquid; and method of delivery. Pharmaceutical manufacturers and contract clinical trials laboratories possess the requisite capabilities for testing of this kind.

b. Clinical trials in human models. The product will have to be tested on human volunteers. Allergy treatment clinics will be the suitable partnership for this kind of work.

c. Establishment of quality control and efficacy parameters like shelf-life, stability, storage and mode of transportation. Contract laboratories will be of suitable assistance in that they regularly perform this type of service for the pharmaceutical industry.

d. Presentation of the products to FDA for marketing clearance. The products have to go through regulatory compliance prior to mass marketing. Pharmaceutical manufacturers have the personnel to deal with regulatory affairs. This work can also be contracted out to specialized personnel in this field.

e. Mass production of the products. An FDA licensed facility like an established pharmaceutical manufacturer will be accomplishing this goal. Manufacturers of this kind have the manufacturing facility, the equipment and the personnel trained for this kind of work.

f. Formulation of marketing strategies. Some help will be needed to bring the product into the market via targeted advertising. An established pharmaceutical company will know how, when and where to market the products.

g. Sales and distribution of the products will be done via methods approved by the regulatory agencies. A pharmaceutical manufacturer and distributor will establish the distribution channels which can include any or all of individual homes, doctor's offices, hospitals, pharmacies and the internet.

MANUFACTURING

         After the procedures for manufacturing the encapsulated liposome allergens and related technologies are established, AIT's strategy is to collaborate with national and international pharmaceutical companies to produce and market its products.

         For certain procedures of its production process AIT shall enter into manufacturing agreements with FDA approved companies capable of manufacturing commercial scale quantities of products to meet AIT's forecasted requirements. Such manufacturing contracts shall provide for creating and maintaining regulatory approvals, suitable shelf-life, stability and ease of use.

         Additional considerations of scaling up production methods, developing quality control systems, establishing batch to batch reproducibility, testing sterilization methods, establishing reliable sources of raw materials will be instituted and complied with. Generally, the equipment used in the Company's process technologies is commercially available in industrial sizes and is currently used in pharmaceutical industry operations.

THE MARKET

         Allergies affect 41 million people in the U.S. (20% of the population). It is also estimated that in the U.S. alone there are 3.5 million lost workdays every year due to allergic episodes. The incidence of allergies is at least the same in other industrialized countries with some estimates reaching 35-50% of the population. The total U.S. allergy market, at present, exceeds $5 billion dollars annually.

         The immunotherapeutic process involves weekly injections of allergenic extract. Each dose gradually increases until the allergic response diminishes significantly, usually between six months to a year after the shots were started. Treatment is usually recommended to last for three to five years.

         Immunotherapy can be very effective, but the risk of inducing potentially life-threatening response is high. For this reason, the National Institutes of Health (NIH) recommends immunotherapy be used only when other therapies are not successful.

         Despite potential complications, immunotherapy continues to be commonly used in the prevention of allergies. Of the more than 40 million people in the United States who suffer from allergies, approximately 1.5 million to 2.5 million are administered immunotherapy shots by their allergists as often as twice weekly. The allergies for some patients are nearly completely eliminated by this therapy. However, for others the therapy is not effective enough and must be augmented with other allergy therapeutics.

         Allergy shots prove time-consuming, costly, and risky for patients because the allergen is injected into the body. Because such injections are potentially harmful, patients must be monitored for at least twenty minutes after receiving a shot. The yearly cost to patients includes the cost of the extracts, weekly (or semiweekly) physician visits and injections that require patient monitoring following administration.


SEASONALITY OF BUSINESS

     The business of the Company has not been subject to significant seasonal fluctuations.

EMPLOYEES

         The Company currently employs two employees who work in the laboratory performing clinical testing. It contracts with Biomerica for a variety of services including the advancement of certain technology. Although the Company has no formal contract with Biomerica, Biomerica has been helping the Company with IN VITRO testing and testing in animal models in Biomerica's laboratories, where accepted methodologies like radio-immuno-assay, enzyme-immuno-assay, enzyme-labeled immunosorbant assay and Chromatography are used. Also, Biomerica has an animal testing facility where immunization technology is used to produce antibodies utilized in the Company's products. Biomerica has allowed the Company to share that facility.

FOREIGN BUSINESS

     All of the Company's fixed assets are located within Southern California. All of the sales are within the United States.

BACKLOG

     AIT has no backlog.

COMPETITION

      In the U.S. there are currently approximately thirteen competitors in the immunotherapy market, with four holding substantial market shares. These four are led by Bayer Allergy Products, which gained strength in the market after it merged with Miles Laboratories. Other top competitors include Center Laboratories, ALK and Greer Laboratories. All of these companies have substantially greater resources and business experience than the Company. The technology that the Company proposes to develop is an unproven technology. Currently many companies make products for the treatment of allergies. The treatments usually involve the patient undergoing a lengthy series of injections with allergens in order to build up a resistance to same. There are other products in the allergy treatment market which use oral pills and inhalants such as Claritin brand inhalants. However, these technologies afford temporary relief, while LEA products are designed to give patients longer term relief from allergic reactions.

         The independent clinical laboratory industry in the U.S. and in California is highly competitive and fragmented. According to one industry source, there are approximately 4,500 independent clinical laboratories in the U.S. These independent clinical laboratories fall into two separate categories:
(1) smaller, local laboratories that generally offer fewer tests and services and (2) larger laboratories. The Company is a small laboratory.

      In Europe there are more companies which deal in the immunotherapy market, but they primarily sell within the borders of their own countries.

GOVERNMENT REGULATION AND LICENSES

GENERAL
-------

         Numerous aspects of AIT's operations, including its testing processes, its business practices and in some instances, the amount and methods by which it is paid, are subject to governmental regulation at the Federal, state and/or local levels.

         In order to bring oral or inhalant type products to market, the Company would have to obtain or license other technology as well as file for other FDA clearances. Such filing would require a substantial amount of resources.

FEDERAL AND STATE CLINICAL LABORATORY LICENSING

         All clinical laboratories operating in the United States, with limited exceptions, are required to obtain Federal certification pursuant to the Clinical Laboratory Improvement Act (CLIA) and its implementing regulations. The law and its implementing regulations impose, as conditions for such certification, requirements relating to test processes, personnel qualifications, facilities and equipment, record keeping, quality control, quality assurance and participation in proficiency testing. The same regulatory requirements also apply as conditions for participation in the Medicare and Medicaid programs. CLIA regulations vary depending on the complexity of the methodologies performed by the laboratory. Compliance is verified by periodic on-site inspections. Sanctions for failure to meet CLIA/Medicare certification requirements include suspension or revocation of certification, criminal penalties, injunctive actions to close the laboratory, civil penalties or imposition of specific plans of correction to remedy alleged deficiencies. Licensing requirements similar to those imposed pursuant to CLIA also apply at the state level, with similar sanctions for noncompliance. Effective January 1, 1996, California Senate Bill 113 ("SB 113") became law and amended the California laws governing clinical laboratories to make them at least as stringent as CLIA was as of January 1, 1994.

         The Company currently holds an annually renewed clinical laboratory license with the Department of Health Services, State of California. The current license expires December 31, 1999. The Company also holds a clinical laboratory license from the state of Florida. This current license expires November 11, 2000 and is renewed every two years. The Company holds a CLIA Certificate of Compliance, which is a requirement of the Federal government for clinical laboratories. This certificate expires in February 2001 and is renewed every two years. Although the Company has never failed to obtain renewals, its business operations would be materially and adversely affected if it were unable to do so.

FEDERAL AND STATE BILLING AND FRAUD AND ABUSE LAWS

         The Federal Medicare laws impose specific billing requirements on clinical laboratories. Generally, laboratories are required to bill the Medicare program directly rather than billing physicians or beneficiaries.


SPECIMEN TRANSPORTATION

         Regulations of the Department of Transportation, the Public Health Service, and the Postal Service apply to the transportation of clinical laboratory specimens.

REGULATIONS FOR PRODUCTS FOR HUMAN THERAPEUTIC USE

         Regulation by governmental authorities in the United States and other countries is a significant factor for the Company's ongoing research and development activities. In order to test clinically, to produce and to market products for human therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed. The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical tests, (ii) submission to the FDA of an application for an Investigational New Drug ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to and acceptance by, the FDA of an NDA with respect to drugs or a Product License Application("PLA") with respect to biologics, and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug or biologic.

         In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with Good Manufacturing Practices as appropriate for production.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for dosage and tolerance. Phase II involves detailed evaluation of safety and efficacy. Phase III trials consist of larger scale evaluation of safety and efficacy and may require larger patient numbers, depending on the clinical indication for which marketing approval is sought. The process of completing clinical testing and obtaining FDA approval for a new product is likely to take a number of years and require the expenditure of substantial resources. The FDA may also require post marketing testing and surveillance programs to monitor the drug's efficacy and possible side effects. Results of these post marketing programs may prevent, or limit, the further marketing of the products.

         Sales of pharmaceutical products outside of the United States are subject to regulatory requirements that vary widely from country to country. In the European Union ("EU"), the general trend has been toward coordination of common standards for clinical testing of new drugs. Generally, the level of regulation in the EU and other foreign jurisdictions is somewhat less comprehensive and burdensome than regulation in the United States, but there are differences and, in a few instances, foreign regulations may be more burdensome than FDA requirements. The time required to obtain regulatory approval from the comparable regulatory agencies in each foreign country may be longer or shorter than that required for FDA approval.

         In addition, the Company is and may be subject to regulation under state and federal law regarding occupational safety, laboratory practices, the use and handling of radioisotopes, environmental protection and hazardous substance control and to other present and possible future local, state, federal and foreign regulation.


Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

         The Company currently leases 1,600 square feet of office and laboratory space in Newport Beach, California, on a month-to-month basis, at a rate of $1,400 per month, plus taxes and insurance. The property is in good condition and sufficient to meet the needs of the Company at this time. The Company does not plan to obtain additional space in the foreseeable future. However, if the Company obtains a research and marketing partner or raises additional funds the need would arise for acquiring additional space. The facilities are leased from Mrs. Ilse Sultanian and JSJ Management (one of the partners of which, Janet Moore, is an officer, director and stockholder of the Company).

       At the same facilities ancillary support services such as accounting and office support are provided by Biomerica. AIT pays Biomerica a monthly fee of approximately $1,350 for these services.


Item 3.  LEGAL PROCEEDINGS
         -----------------

     Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

     Inapplicable.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

         The Company's Common Stock is traded on the NASDAQ's OTC Bulletin Board under the symbol "ALIM". The high and low closing bid information for the Company's Common Stock during the years ended May 31, 1998 and 1999, is based on information received from Bloomberg, L.P and the Nasdaq Trading and Market Services.

                                                            High         Low
                                                            ----         ---
Year Ended May 31, 1998:

  Quarter ended May 31, 1998...........................     *             *

  Quarter ended February 28, 1998......................     *             *

  Quarter ended November 30, 1997.......................    *             *

  Quarter ended August 31, 1997........................     *             *

Year Ended May 31, 1999:

  Quarter ended May 31, 1999...........................     .04           .03125

  Quarter ended February 28, 1999......................     .13           .03125

  Quarter ended November 28, 1998......................     *             *

  Quarter ended August 31, 1998........................     *             *


* Indicates a period in which no trades took place and for which no bid prices were posted.

         The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions. The stock is thinly traded and transactions in the stock are sporadic and infrequent.

         As of August 16, 1999, there were 773 shareholders of record of the Company's common stock and 0 holders of the Company's preferred stock.

         The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements, and financial condition and other such factors as the Board of Directors may consider.

     There has been no issuance of stock since May 31, 1999.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

              THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

         THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS,

INCLUDING, BUT NOT LIMITED TO, COMPETITION, WHICH HAS AND WILL CONTINUE TO PUT PRICE PRESSURE ON THE COMPANY'S THIRD PARTY COLLECTION RECEIVABLES, AND OVERALL MACRO-ECONOMIC CONDITIONS.


GENERAL
-------

         The Company currently generates revenue by providing clinical testing services to doctors, clinics and drug firms in specialized areas of allergy and sensitivity determinations. Test samples are sent to the Company's laboratory for evaluation and the results of the tests are reported to the customer (doctors, clinics, or other).

         The Company is also engaged in the development and commercialization of novel bio- pharmaceutical products for the treatment of allergies. The Company has obtained four patents on technology relating to the treatment of allergies. Additional financing will be required for the Company to complete the development of its technology. The Company is not expected to engage in further research or development until it obtains such additional financing. In connection with these efforts, the Company may enter into a strategic alliance or joint venture to finance the cost of such further research and development. All revenues received for research projects are included in the sales figures in the financial statements. Since there are no current research projects, current research will have no impact on future revenues.

         The Company's laboratory facilities are located next to its office in Newport Beach, California. At the same facilities ancillary support services such as accounting and office support are provided by Biomerica. AIT pays Biomerica a monthly fee of approximately $1,350 for these services.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED MAY 31, 1999, COMPARED TO TWELVE MONTHS ENDED MAY 31, 1998

         Revenues for the year ended May 31, 1999 were $70,351 as compared to $99,071 in the prior year period. This represents a decrease of $28,720 or 29% from the previous period. The decrease of sales was primarily due to lower sales volume for existing accounts. Cost of sales as a percentage of sales increased from 107% to 127% due to higher material costs and fixed labor cost.

         General and administrative expenses decreased from $125,708 to $64,679 during the twelve-month period ended May 31, 1999, as compared to the twelve month period ended May 31, 1998. The decrease was $61,029 or 48.5%. The decrease was due to lower payroll costs resulting from the termination of employment of the Company's former president. The former president of the Company was hired to help raise capital for the Company, among other things. Since it did not appear that this was impending, and since the Company was incurring large losses, the position was terminated until such time as the Company raises additional capital. For the year ended May 31, 1999 research and development expenses were $300 compared to $39 for the same period in fiscal 1998. The Company received no revenues from research for the year ended May 31, 1999.

     There are currently no known events or uncertainties which may impact revenues, sales or operating income. However, the Company did receive after fiscal year end (May 31, 1999) a one-time payment of $100,000 for consulting services and an option to purchase 10,000 Class A Units of Hollister-Steir LLC at a purchase price of $10 per unit.

     Other income increased for the year ended May 31, 1999 to $102,323 from $493 in fiscal due to the $100,000 which was received in June, but accrued in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 1999, the Company had cash of $2,000 compared to $3,562 for the previous year. Its current working capital deficit was $90,000 as compared to a deficit of $110,600 for the previous year.

         The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during fiscal 2000. Biomerica has agreed to provided continued financial and management support, if necessary, through the end of the Company's 2000 fiscal year. As of May 31, 1999 the Company owed Biomerica $208,008. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced.


YEAR 2000 COMPLIANCE; YEAR 2000 READINESS DISCLOSURE

         TO THE FULLEST EXTENT PERMITTED BY LAW, THE FOLLOWING DISCUSSION IS A "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT 105 P.L. 271. COMPLIANCE WITH THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT DOES NOT PRECLUDE CLAIMS FOR VIOLATIONS OF FEDERAL SECURITIES LAWS.

BACKGROUND

         Many of the world's computer systems and programs currently record years in a two-digit format. Such computer systems or programs that have date-sensitive software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000, and therefore, may be unable to recognize, interpret or use dates in and beyond the year 1999 correctly. Because the activities of many businesses are affected by dates or are date-related, the inability of these systems or programs to use such date information correctly could result in system failures or disruptions and lead to disruptions of business operations in the United States and internationally (the "Year 2000 Problem"). In the case of the Company, such disruptions may include, among other things, an inability to maintain accurate records, send invoices, or engage in similar routine business activities.



ASSESSING THE IMPACT OF THE YEAR 2000 PROBLEM ON THE COMPANY'S OPERATIONS

         The Company currently operates a Novell-based LAN system put in place in November 1994. Most of the Company's computers have been upgraded to year 2000 compliant equipment. The Company upgraded its software and most hardware in March of 1999. The cost of these upgrades was not material. The accounting and record-keeping software that is employed at AIT is actively supported by the developer/vendor and is in wide currency in varied commercial milieus.

         The Company does not place orders electronically nor does it make disbursements to vendors or employees in that medium. The Company has a broad base of available suppliers and therefore is not heavily reliant on any one supplier outside of the Company. The Company has a limited number of customers and the impact, if any, of Year 2000 related problems on the Company's customers could have an adverse affect on the Company.

     The Company has conducted a survey of readiness of suppliers and has not received negative information from any material vendor. Biomerica and the Company share computer networks and therefore the same statements apply to Biomerica with respect to Year 2000 readiness, except that Biomerica has a broader base of customers than the Company, and should therefore be less impacted by any one customer having Year 2000 problems.



Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

        Exhibit 99.1, "Allergy Immuno Technologies, Inc." is incorporated herein by this reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ---------------------------------------------------------------

        Inapplicable.


                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
        ------------------------------------------------------------------------

                  The officers, directors and significant employees of Allergy Immuno Technologies are as follows:


Name                      Age               Position                  Term of Director Expires
----                      ---               --------                       --------

Zackary Irani              33               Chief Executive                  1999
                                            Officer, Chairman of
                                            The Board & Director
Dr. Robert Orlando         60               Director                         1999
Janet Moore                48               Director, Chief                  1999
                                            Financial Officer, Chief
                                            Accounting Officer &
                                            Secretary


         The Company currently does not have any officers other than its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Secretary, who are responsible for the Company's daily operations.

         Zackary S. Irani is Director, Chief Executive Officer and Chairman of the Board of AIT. He is currently President and Chairman of Biomerica, Inc., which owns 74.6% of AIT. He has been with Biomerica over twelve years and holds a B.S. degree from Chapman University and an MBA from the University of California, Irvine. Mr. Irani serves as a director of Lancer Orthodontics and Biomerica and has been a director of AIT since 1992.

         Dr. Robert Orlando serves as the Medical Director of AIT and has been a member of the board since 1986. Dr. Orlando is a pathologist as well as a biophysicist and immunologist. Dr. Orlando, a graduate of the New Jersey University of Medicine and the University of Chicago, is the Chief Pathologist at Beverly Hospital. Dr. Orlando is a director of Biomerica and Lancer Orthodontics. Dr. Orlando has been a director of AIT since 1986.

         Janet Moore serves as Director, Secretary, Chief Financial Officer and Chief Accounting Officer of AIT. She has worked for Biomerica for over twenty-two years and holds a B.S. degree in business from Pepperdine University. She is a Director of Lancer Orthodontics and Biomerica. Janet Moore has been a Director of AIT since April 1997.


Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth information concerning the compensation received for the fiscal years ended May 31, 1999, 1998 and 1997 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and Chairman of the Board.



SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------
                          ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                          ----------------------------------- ---------------------------------------------
                                                                          AWARDS                 PAYOUTS
                                                              ----------------------------       ----------

NAME AND                  SALARY      BONUS     OTHER         RESTRICTED        SECURITIES                     ALL OTHER
PRINCIPAL                                       ANNUAL        STOCK             UNDERLYING       LTP           COMPEN-
POSITION          YEAR    ($)         ($)       COMPEN-       AWARD(S)          OPTIONS/         PAYOUTS       SATION
                                                SATION ($)    ($)               SARS(#)          ($)           ($)
------------------------------------------------------------------------------------------------------------------------
Zackary Irani    1999     -0-         -0-       -0-           -0-               -0-              -0-           -0-
Chief Executive  1998     -0-         -0-       -0-          50,000             -0-              -0-           -0-
Officer and      1997     -0-         -0-       -0-           -0-               -0-              -0-           -0-
Chairman of the
Board(1)(2).
------------------------------------------------------------------------------------------------------------------------


(1) All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such year.

(2) Biomerica charges the Company a monthly administrative fee of $1,350 which covers accounting, telephone, executive services, office supplies and other miscellaneous expenses. Mr. Irani is not paid a salary by Biomerica for his services to the Company, however included in the $1,350 per month is $500 for Mr. Irani's services to the Company.


         STOCK OPTION GRANTS

         During fiscal 1998, the Company agreed to grant options to purchase 1,135,000 shares of Common Stock to the directors and an employee of AIT, and Biomerica, the Company's parent. The stock options will be granted at an exercise price equal to the fair market value of the Common Stock as determined
(i) upon the completion of an offering of securities yielding proceeds to the Company of $3,000,000 or more, or (ii) upon the completion of a merger with or an acquisition of a company having assets of more than $6,000,000. The options will be exercisable over the five-year period beginning on the grant date.

         The Company has not entered into any employment agreements with its officers or employees. Directors do not receive cash compensation for their services, but may be reimbursed for reasonable expenses and may receive stock options in consideration of their services.



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         Except as otherwise indicated, the following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of May 31, 1999, by: (i) each of the Company's directors and officers, (ii) each person or entity who beneficially owned more than five percent of the Company's capital stock, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of the Company's principal office located at 1531 Monrovia Avenue, Newport Beach, California 92663.


Name and Address of           Shares Beneficially          Percentage
Beneficial Owner              Owned                        Beneficially Owned(1)
----------------------        -------------------          ---------------------

COMMON STOCK

Biomerica, Inc.                   12,797,108                        74.6%

Zackary Irani                        155,000                          *

Dr. Robert Orlando                   162,000                          *

Janet Moore (2)                      865,350                         5.0%


Officers and Directors
as a group (3 individuals)        13,979,458                        81.4%


----------
*Less than one percent

(1) Beneficial ownership is determined in accordance with the applicable rules under the 1934 Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 17,170,390 shares of Common Stock outstanding.

(2) Includes 20,000 shares of Common Stock owned by Ms. Moore's minor children.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The Company leases on a month-to-month basis 1,600 square feet of laboratory and office space for $1,400 per month, plus insurance and taxes. The space is leased from Mrs. Ilse Sultanian and JSJ Management. Ms. Janet Moore, an officer, director and shareholder of the Company, is a partner at JSJ Management.

         The Company currently contracts with Biomerica for certain accounting and general administrative services. The Company pays Biomerica an aggregate monthly fee of approximately $1,350 for these services. In addition, the Company has received certain financial and technical assistance from Biomerica in connection with the development of its technology. The Company's Chairman of the Board and Secretary are officers, directors and significant shareholders of Biomerica.

Item 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
          -------------------------------------

EXHIBITS
--------

EXHIBIT NO.  DESCRIPTION
-----------  -----------

2.1 Agreement and Plan of Merger by and between Advanced Allergy Research Center Inc., and Allergy Immuno Technologies, Inc., as filed with the Secretaries of State of Delaware and Utah on January 20, 1987 (incorporated by reference to Exhibit 2.1 filed with Amendment No. 1 to the Registration Statement on Form 10-SB filed June 24, 1999).

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to the Registration Statement on Form 10-SB filed June 24, 1999).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with Amendment No. 1 to the Registration Statement on Form 10-SB filed June 24, 1999).

16.1 Letter on Change of Certifying Accountant (incorporated by reference to Exhibit No. 1 to the Registration Statement on Form 10-SB filed June 24, 1999).

27.1     Financial Data Schedule

99.1 Allergy Immuno Technologies, Inc. Consolidated Financial Statements for the Year Ended May 31, 1999 and 1998 and Independent Auditors' Report.

Reports on Form 8-K
-------------------

None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 1999


                                        ALLERGY IMMUNO TECHNOLOGIES, INC.
                                        Registrant


                                        By /s/ Zackary S. Irani
                                          --------------------------------------
                                        Zackary S. Irani, Chief Executive
                                        Officer and Chairman




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature and Capacity
----------------------


/s/ Zackary S. Irani                    Dated September 13, 1999
------------------------                      ------------------
Zackary S. Irani
Chief Executive Officer,
Chairman of the Board and
Director


/s/ Janet Moore                         Dated September 13, 1999
------------------------                      ------------------
Janet Moore
Chief Financial Officer,
Chief Accounting Officer and
Director


/s/ Robert A. Orlando,                  Dated September 13, 1999
------------------------                      ------------------
Robert A. Orlando, M.D., Ph.D.
Director

                                  EXHIBIT INDEX
                                  -------------

                                                                    SEQUENTIALLY
EXHIBIT NUMBER                   DESCRIPTIONS                         NUMBERED
--------------                   ------------                         --------

2.1 Agreement and Plan of Merger by and between Advanced Allergy Research Center Inc., and Allergy Immuno Technologies, Inc., as filed with the Secretaries of State of Delaware and Utah on January 20, 1987*

3.1                Certificate of Incorporation*

3.2                Bylaws of the Registrant*

16.1               Letter on Change of Certifying Accountant*

27.1               Financial Data Schedule**

99.1               Allergy Immuno Technologies, Inc. Financial**
                   Statements for the Year Ended May 31, 1999
                   And 1998 and Independent Auditors' Report






-----------------

* Previously filed and incorporated by reference to the Company's Form 10-SB Registration Statement filed May 25, 1999 with the Securities and Exchange Commission.

**       Being filed herewith.