Form 10QSB
period 1999-08-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 1999-10-15
CIK 1082737

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 1999               Commission File No. 0-26189
                  ---------------                                   -------


                       ALLERGY IMMUNO TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
              (Small business issuer as specified in its charter)



Delaware                                             95-3937129
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


1531 Monrovia Avenue, Newport Beach, California      92663
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number including area code:  (949) 645-3703
-------------------------------------------------------------------------------


                                (Not applicable)
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                  -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,170,390 shares of common Stock as of October 1, 1999.

                       ALLERGY IMMUNO TECHNOLOGIES, INC.

                                     INDEX



PART I   Financial Statements:


         Statement of Operations - Three Months
         Ended August 31, 1999 and 1998.....................................2


         Balance Sheet - August 31, 1999................................3 & 4


         Statement of Cash Flows
         Three Months Ended August 31, 1999 and 1998........................5


         Statement of Changes in Shareholders' Deficit -
         Three Months Ended August 31, 1999.................................6


         Notes to Financial Statements..................................7 & 8


         Management's Discussion and Analysis of Financial Condition


         and Selected Financial Data........................................9


PART II  Other Information.................................................10


         Signatures........................................................10

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                       ALLERGY IMMUNO TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                         Three Months Ended
                                                             August 31,
                                                        1999             1998
                                                    ------------     ------------

Net sales.........................................  $    24,899       $   23,147

   Cost of sales..................................       23,173           19,795
                                                    ------------     ------------

   Gross profit...................................        1,726            3,352

Operating Expenses:
   Selling, general and administrative............       59,704           14,380
   Research and development.......................            0              150
                                                    ------------     ------------

Total operating expenses..........................       59,704           14,530

Operating Loss....................................      (57,978)         (11,178)

Other income:
   Other income, net..............................          264               44
                                                    ------------     ------------


Loss before taxes.................................      (57,714)         (11,134)

Income Taxes......................................          800              800
                                                    ------------     ------------

NET LOSS..........................................  $   (58,514)     $   (11,934)
                                                    ------------     ------------  ------------     ------------
                                                    ------------     ------------

Per share data:
   Basic and diluted..............................  $      (.00)     $      (.00)
                                                    ------------     ------------
                                                    ------------     ------------

Weighted average number of common and common
equivalent shares outstanding.....................   17,170,390       15,253,961
                                                    ------------     ------------
                                                    ------------     ------------

                       ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)



                                                                                 August 31,
                                                                                    1999
                                                                               -------------
Assets

  Current Assets
  Cash ......................................................................   $    3,753
  Accounts receivable, net allowance for doubtful accounts of $11,185........       10,485
  Inventory..................................................................        6,456
  Prepaid expenses and other current assets..................................        1,261
                                                                               -------------

          Total Current Assets ..............................................       21,955

Land held for investment.....................................................       46,000

Fixed assets, net of accumulated depreciation................................          925

Patents, net of accumulated amortization of $4,796...........................       12,473
                                                                                -------------

                                                                                $   81,353
                                                                                -------------
                                                                                -------------

The accompanying notes are an integral part of these statements

                       ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)

                                                                            August 31,
                                                                              1999
                                                                          -------------
Liabilities and Shareholders' Deficit

Current Liabilities

   Accounts payable and accrued expenses................................  $    10,346
   Due to affiliate.....................................................      161,197
                                                                          -------------

       Total Current Liabilities........................................      171,543



Shareholders' Deficit

   Common stock, $.001 par value authorized 50,000,000 shares,
     issued and outstanding 17,170,390 in 1999..........................       17,170
   Additional paid-in-capital...........................................    1,777,388
   Accumulated deficit..................................................   (1,884,748)
                                                                          -------------

Total Shareholders' Deficit.............................................      (90,190)
                                                                          -------------

Total Liabilities and Deficit...........................................  $    81,353
                                                                          -------------
                                                                          -------------

The accompanying notes are an integral part of these statements.

                       ALLERGY IMMUNO TECHNOLOGIES, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)

                  THREE MONTHS ENDED AUGUST 31, 1999 AND 1998


                                                           1999             1998
                                                      --------------    -------------
Cash flows from operating activities:

Net loss ...........................................  $    (58,514)     $  (11,934)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization....................           866             717
   Changes in current assets and liabilities:
     Accounts Receivable............................         3,065           4,590
     Inventory......................................             0            (620)
     Prepaid expenses and other current assets......         2,018           1,386
     Accounts payable and other accrued liabilities.         2,627           4,942
     Other receivable-consulting....................       100,000               0
                                                      --------------    -------------

Net cash provided by (used in) operating activities.        50,062            (919)
                                                      --------------    -------------

Cash flows from investing activities:
  Purchases of property and equipment...............       (1,700)               0

Net cash used in investing activities...............       (1,700)               0
                                                      --------------    -------------

Cash flows provided by financing activities:
  Net advances from affiliate.......................      (46,811)           4,848
                                                      --------------    -------------

Net cash (used in) provided by financing activities.      (46,811)           4,848
                                                      --------------    -------------

Net change in cash .................................        1,551            3,949
                                                      --------------    -------------

Cash at beginning of period.........................        2,202            3,562
                                                      --------------    -------------

Cash at end of period...............................  $     3,753       $    7,511
                                                      --------------    -------------
                                                      --------------    -------------

The accompanying notes are an integral part of these statements.

                       ALLERGY IMMUNO TECHNOLOGIES, INC.

           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                   FOR THE THREE MONTHS ENDED AUGUST 31, 1999




                          Common Stock              Additional        Accumu-
                      ---------------------------
                      Number of                     Paid-In           Lated
                      Shares        Amount          Capital           Deficit           Total
                      ------------  -------------   ---------------   ---------------   --------------
Balance at
  May 31, 1999        17,170,390    $   17,170      $   1,777,388     $ (1,826,234)     $   (31,676)


Net loss                                                                   (58,514)         (58,514)
                      ------------  -------------   ---------------   ---------------   --------------

Balance at
  August 31, 1999     17,170,390    $   17,170      $   1,777,388     $ (1,884,748)     $   (90,190)
                      ------------  -------------   ---------------   ---------------   --------------
                      ------------  -------------   ---------------   ---------------   --------------


The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS


August 31, 1999

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, for a summary of significant accounting policies utilized by the Company.

(2) The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of results of operations of Allergy Immuno Technologies, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

(3) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.


(4) Earnings Per Share
    ------------------

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. All periods presented have been restated to adopt the provisions of SFAS No. 128.

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                   For the Three Months Ended August 31, 1999
                                             -------------------------------------------------------
                                                   Income             Shares            Per Share
                                                (Numerator)        (Denominator)          Amount
                                             ------------------  ------------------  ---------------
Basic EPS -
   Loss available to common
    Shareholders...........................  $    (58,514)            17,170,390            ($.00)
                                                                                     ---------------
                                                                                     ---------------

Effect of dilutive securities - Options....             -                     -
                                             ------------------  ------------------

Diluted EPS -
   Loss available to common share-
    Holders plus assumed conversions.......  $    (58,514)            17,170,390            ($.00)
                                             ------------------  ------------------  ---------------
                                             ------------------  ------------------  ---------------


                                                    For the Three Months Ended August 31, 1998
                                             -------------------------------------------------------
                                                   Income             Shares            Per Share
                                                (Numerator)        (Denominator)         Amount
                                             ------------------  ------------------  ---------------

Basic EPS -
   Loss available to common
    Shareholders...........................  $    (11,934)            15,253,961           ($.00)
                                                                                      --------------
                                                                                      --------------

Effect of dilutive securities - Options....             -                      -
                                             ------------------  ------------------

Diluted EPS -
   Loss available to common share-
    Holders plus assumed conversions.......  $    (11,934)            15,253,961           ($.00)
                                             ------------------  ------------------  ---------------
                                             ------------------  ------------------  ---------------


5. The Company currently operates a Novell-based LAN system put in place in November 1994. Most of the Company's computers have been upgraded to year 2000 compliant equipment. The Company upgraded its software and most hardware in March of 1999. The cost of these upgrades was not materials. The accounting and record-keeping software that is employed at AIT is in wide use.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


     The statements in this Report on Form 10-QSB and other statements made by Allergy Immuno Technologies, Inc. that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including, but not limited to, competition, which has and will continue to put price pressure on the Company's third party collection receivables, and overall macro-economic conditions.


RESULTS OF OPERATIONS

   Net sales for Allergy Immuno Technologies were $24,899 for the first quarter of fiscal 1999 as compared to $23,147 for the same period in the previous year. This represents an increase of $1,752, or 7.6%. Cost of sales increased from $19,795 to $23,173, or $3,378 (17.1%). The increase in cost of sales was primarily due to an increase in materials and wages.

    Selling, general and administrative costs increased from $14,380 in fiscal 1999 to $59,704 in the current quarter. This represents an increase of $45,324, all of which was due to an increase in legal and accounting costs associated with the filing of the Company's Form 10-SB and Form 10-KSB. In the prior fiscal year these forms were not required to be filed by the Company and
therefore it did not incur such costs.   The Company will be continuing to incur
legal and accounting costs on an on-going basis but not to the extent of this quarter's charges. The initial filing, Form 10-SB, is a non-recurring filing requirement, however, other reports will be required, such as Form 10-QSB and the annual Form 10-KSB.

     During this quarter the Company received a payment of $100,000 (which was recorded as income in the prior fiscal year) for consulting services and an option to purchase 10,000 Class A Units of Hollister-Stier LLC at a purchase price of $10 per unit.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 1999, the Company had cash of $3,753 as compared to $7,511 in the previous year. Its current working capital deficit was $149,588 as compared to a deficit of $121,354 for the previous year.

     The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during this fiscal year. Biomerica has agreed to provide continued financial and management support, if necessary, at least through the end of this fiscal year. As of August 31, 1999 the Company owed Biomerica $161,197. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced.

During the three months ended August 31, 1999, Biomerica repaid $46,811 of these advances.



                            PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS.  Inapplicable.

Item 2.   CHANGES IN SECURITIES.  Inapplicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Inapplicable.

Item 5.   OTHER INFORMATION.  Inapplicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.  None.





SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 9, 1999




                                          BIOMERICA, INC.


                                          By: /S/ Zackary S. Irani
                                              -----------------------------
                                          Zackary Irani
                                          President, Chief Executive Officer