Form 10QSB
period 1999-11-30
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2000-01-14
CIK 1082737

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

 x       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934

         For the Quarter Period Ended November 30, 1999

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                                                     Commission File No. 0-26189
                                                                         -------

                        ALLERGY IMMUNO TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



Delaware                                                     95-3937129
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



1531 Monrovia Avenue, Newport Beach, California               92663
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number including area code:  (949) 645-3703
--------------------------------------------------------------------------------


                                (Not applicable)
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X     No
                                      ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,170,390 shares of Common Stock as of January 5, 2000.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                                      INDEX

                          PART I FINANCIAL INFORMATION

ITEM 1.   Financial Statements:


          Statements of Operations (unaudited) - Six Months and Three Months
          Ended November 30, 1999 and 1998.....................................2


          Balance Sheet (unaudited) - November 30, 1999....................3 & 4


          Statements of Cash Flows (unaudited)
          Six Months Ended November 30, 1999 and 1998..........................5


          Statement of Changes in Shareholders' Deficit (unaudited) -
          Six Months Ended November 30, 1999...................................6


          Notes to Financial Statements......................................7-9


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Selected Financial Data.........................................10


                            PART II OTHER INFORMATION


          Signatures..........................................................11


                                               PART I - FINANCIAL INFORMATION
                                              SUMMARIZED FINANCIAL INFORMATION

                                              ALLERGY IMMUNO TECHNOLOGIES, INC.
                                             STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      Six Months Ended                  Three Months Ended
                                                                        November 30,                       November 30,
                                                                 1999               1998               1999               1998
                                                              ----------         ----------         ----------         ----------
Net sales...................................................  $  43,591          $  38,195          $  18,692           $ 15,048

     Cost of sales..........................................     42,057             42,790             18,884             22,995
                                                              ----------         ----------         ----------         ----------
     Gross profit (loss)....................................      1,534             (4,595)              (192)            (7,947)

Operating
     Selling, general and administrative....................     97,011             31,931             37,307             17,551
     Research and development...............................          0                300                  0                150
                                                              ----------         ----------         ----------         ----------
Total operating expenses....................................     97,011             32,231             37,307             17,701

Operating...................................................    (95,477)           (36,826)          (37,499)            (25,648)

Other
     Other income, net......................................       (594)              (883)              (330)              (839)
                                                              ----------         ----------         ----------         ----------

(Loss) income before taxes..................................    (94,883)           (35,943)           (37,169)           (24,809)

Income Taxes................................................        800                800                  0                  0
                                                              ----------         ----------         ----------         ----------
NET (LOSS) INCOME...........................................  $ (95,683)         $ (36,743)         $ (37,169)         $ (24,809)
                                                              ==========         ==========         ==========         ==========
Per share data:
     Net loss...............................................  $    (.01)         $    (.00)         $    (.00)         $    (.00)
                                                              ==========         ==========         ==========         ==========

Common equivalent shares outstanding:                         17,170,390         15,693,797         17,170,390         16,138,467
                                                              ==========         ==========         ==========         ==========


                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)




                                                                          November 30,
                                                                              1999
                                                                          ------------
Assets


Current Assets
    Cash .............................................................   $       0
    Accounts receivable, less allowance for doubtful accounts.........       9,765
    Inventory.........................................................       6,456
    Prepaid expenses and other current assets.........................       2,072
                                                                         ----------
          Total Current Assets .......................................      18,293

Land held for investment..............................................      46,000

Fixed assets, net of accumulated depreciation.........................       1,496

Patents, net of accumulated amortization..............................      12,384
                                                                         ----------

Total assets..........................................................   $  78,173
                                                                         ==========


The accompanying notes are an integral part of these statements



                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)


                                                                                  November 30,
                                                                                      1999
                                                                                 -------------
Liabilities and Shareholders' Deficit

Current Liabilities



     Accounts payable and accrued expenses...................................... $      7,146
     Due to affiliate...........................................................      198,386
                                                                                 -------------
          Total Current Liabilities.............................................      205,532


Shareholders' Deficit

     Common stock, $.001 par value authorized 50,000,000 shares,
       issued and outstanding 17,170,390  ......................................       17,170
     Additional paid-in-capital.................................................    1,777,388
     Accumulated deficit........................................................   (1,921,917)
                                                                                 -------------
Total Shareholders' Deficit.....................................................     (127,359)
                                                                                 -------------
Total Liabilities and Deficit................................................... $     78,173
                                                                                 =============

The accompanying notes are an integral part of these statements.


                                               ALLERGY IMMUNO TECHNOLOGIES, INC.

                                             STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    SIX MONTHS ENDED NOVEMBER 30
                                                                                   1999                      1998
                                                                               ------------              ------------
Cash flows from operating activities:


Net loss .................................................................     $   (95,683)              $   (36,743)



Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization........................................           1,326                     1,429
     Changes in current assets and liabilities:
       Accounts Receivable................................................           3,785                    13,144
       Inventory..........................................................               0                    (1,012)
       Prepaid expenses and other current assets..........................           1,207                       498
       Accounts payable and other accrued liabilities.....................            (573)                    8,445
       Other receivable-consulting........................................         100,000                         0
                                                                               ------------              ------------
Net cash provided by (used in) operating activities.......................          10,062                   (14,239)
                                                                               ------------              ------------
Cash flows provided by (used in) investing activities:
     Purchases of property and equipment..................................          (2,642)                        0
Net cash provided by (used in) investing activities.......................          (2,642)                        0
                                                                               ------------              ------------

    Advances from affiliate...............................................          (9,622)                   14,001
                                                                               ------------              ------------
Net cash (used in) provided by financing activities.......................          (9,622)                   14,001
                                                                               ------------              ------------
Net change in cash .......................................................          (2,202)                     (238)
                                                                               ------------              ------------
Cash at beginning of year.................................................           2,202                     3,562
                                                                               ------------              ------------
Cash at end of quarter....................................................     $         0               $     3,324
                                                                               ============              ============

The accompanying notes are an integral part of these statements.


                        ALLERGY IMMUNO TECHNOLOGIES, INC.

            STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999




                                      Common Stock
                                 ------------------------        Additional      Accumu-
                                 Number of                       Paid-In          Lated
                                 Shares           Amount         Capital         (Deficit)          Total
                                 ------           ------         -------         ---------          -----
Balance at
  May 31, 1999                   17,170,390       $17,170        $1,777,388      $(1,826,234)    $ (31,676)

Net loss                                                                             (95,683)      (95,683)
                                 ----------       -------        ----------      ------------    ----------
Balance at
  November 30, 1999              17,170,390       $17,170        $1,777,388      $(1,921,917)    $(127,359)
                                 ==========       =======        ==========      ============    ==========





The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


November 30, 1999

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, for a summary of significant accounting policies utilized by the Company.

(2) The information set forth in these statements is unaudited. The information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of results of operations of Allergy Immuno Technologies, Inc., for the periods indicated. It does not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles.

(3) Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.


(4)    Earnings Per Share
       ------------------

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

       The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                             For the Six Months Ended November 30, 1999
                                                             ------------------------------------------
                                                                Income         Shares        Per Share
                                                             (Numerator)    (Denominator)      Amount
                                                            -------------   -------------   -------------
Basic EPS -
     Loss available to common
      Shareholders..................................        $    (95,683)     17,170,390        ($.00)
                                                                                            =============

Effect of dilutive securities - Options.............                 -             -
                                                            -------------   -------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............        $    (95,683)     17,170,390        $(.00)
                                                            =============   =============   =============



                                                             For the Six Months Ended November 30, 1998
                                                             ------------------------------------------
                                                                Income         Shares        Per Share
                                                             (Numerator)    (Denominator)      Amount
                                                            -------------   -------------   -------------

Basic EPS -
     Loss available to common
      Shareholders..................................        $    (36,743)     15,693,797        ($.00)
                                                                                            =============
Effect of dilutive securities - Options.............                 -
                                                            -------------   -------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............        $    (36,743)     15,693,797        ($.00)
                                                            =============   =============   =============


                                                             For the Three Months Ended November 30, 1999
                                                             --------------------------------------------
                                                                Income         Shares        Per Share
                                                             (Numerator)    (Denominator)      Amount
                                                            -------------   -------------   -------------
Basic EPS -
     Loss available to common
      Shareholders..................................        $    (37,169)     17,170,390        ($.00)
                                                                                            =============
Effect of dilutive securities - Options.............                 -             -
                                                            -------------   -------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............        $    (37,169)     17,170,390        $(.00)
                                                            =============   =============   =============



                                                             For the Three Months Ended November 30, 1998
                                                             ---------------------------------------------
                                                                Income         Shares        Per Share
                                                             (Numerator)    (Denominator)      Amount
                                                            -------------   -------------   -------------

Basic EPS -
     Loss available to common
      Shareholders..................................        $    (24,809)     16,138,467        ($.00)
                                                                                            =============
Effect of dilutive securities - Options.............                 -
                                                            -------------   -------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............        $    (24,809)     16,138,467       ($.00)
                                                            =============   =============   =============


5. The Company currently operates a Novell-based LAN system put in place in November 1994. The Company's computers have been upgraded to year 2000 compliant equipment. The Company shares accounting software with Biomerica and the software was upgraded in March of 1999. The cost of these upgrades was not material. The accounting and record-keeping software that is employed at AIT is in wide use.

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

     As of January 11, 2000 the Company has not experienced any Year 2000 related problems internally and is not aware of any Year 2000 problems with vendors, customers, other business associates or with Internet functions. However, the Company has no way of knowing whether there will be any future problems related to the Year 2000 issue and cannot guarantee that these would not have an adverse affect on the Company.

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



RESULTS OF OPERATIONS

     Net sales for Allergy Immuno Technologies were $43,591 for the six months ended November 30, 1999 as compared to $38,195 for the same period in the previous year. This represents an increase of $5,396, or 14%. For the three months then ended sales were $18,692 as compared to $15,048 in fiscal 1999. This represents an increase of $3,644, or 24%. Cost of sales for the six months decreased from $42,790 to $42,057, or $733, or 2%. Cost of sales for the quarter ended November 30, 1999 decreased from $22,995 to $18,884, or $4,111 (18%). The decrease in cost of sales was primarily due to lower material and wage costs in fiscal 2000.

    Selling, general and administrative costs for the six months ended November 30, increased from $31,931 in fiscal 1999 to $97,011 in fiscal 2000. This represents an increase of $65,080 (204%). For the quarter then ended selling, general and administrative costs increased from $17,551 to $37,307, or $19,756 (113%). Much of the increase was due to an increase in legal and accounting costs associated with the filing of the Company's Form 10-SB and Form 10-KSB. In the prior fiscal year these forms were not required to be filed by the Company and therefore it did not incur such costs. The Company will be incurring more legal and accounting costs on an on-going basis than previously due to government filing requirements. The initial filing, Form 10-SB, is a non-recurring filing requirement, however, other reports will be required, such as this Form 10-QSB. In addition, the Company had higher payroll and related costs associated with business development.

     During the first quarter the Company received a payment of $100,000 (which was recorded as income in the prior fiscal year) for consulting services and an option to purchase 10,000 Class A Units of Hollister-Stier LLC at a purchase price of $10 per unit.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 1999, the Company had a zero cash balance as compared to $3,324 in the previous year. Its current working capital deficit is $187,239 as compared to a deficit of $145,287 for the previous year.

     The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during this fiscal year. Biomerica has agreed to provide continued financial and management support, if necessary, at least through the end of this fiscal year. As of November 30, 1999 the Company owed Biomerica $198,386. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced.

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

Date:  January 5, 2000




                                          ALLERGY IMMUNO TECHNOLOGIES, INC.


                                          By: /S/ Zackary S. Irani
                                              ------------------------------
                                              Zackary Irani,
                                              President, Chief Executive Officer