Form 10QSB
period 2000-02-29
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2000-04-11
CIK 1082737

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

 x       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934


         For the Quarter Period Ended February 29, 2000
                                     ------------------

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

                        Yes        X      No
                               ---------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,170,390 shares of Common Stock as of March 20, 2000.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:


        Statements of Operations (unaudited) - Nine Months and Three Months
        Ended February 29, 2000 and February 28, 1999..........................2


        Balance Sheet (unaudited) - February 29, 2000......................3 & 4


        Statements of Cash Flows (unaudited)
        Nine Months Ended February 29, 2000 and February 28, 1999..............5


        Statement of Changes in Shareholders' Deficit (unaudited) -
        Nine Months Ended February 29, 2000....................................6


        Notes to Financial Statements........................................7-9


ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Selected Financial Data......................................10 & 11


                      PART II OTHER INFORMATION

        Other Information.................................................... 12


        Signatures............................................................12


                                   PART I - FINANCIAL INFORMATION
                                  SUMMARIZED FINANCIAL INFORMATION

                                  ALLERGY IMMUNO TECHNOLOGIES, INC.
                                STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Nine Months Ended             Three Months Ended
                                                February 29     February 28     February 29     February 28
                                                   2000             1999           2000            1999
                                               -------------   -------------   -------------   -------------

Net sales .................................... $     60,531    $     52,198    $     16,940    $     14,003

     Cost of sales ...........................      (67,636)        (64,465)        (25,579)        (21,675)
                                               -------------   -------------   -------------   -------------

Gross loss ...................................       (7,105)        (12,267)         (8,639)         (7,672)

Operating Expenses:
     Selling, general and administrative .....      133,062          47,183          36,051          15,252
     Research and development ................            0             300               0               0
                                               -------------   -------------   -------------   -------------
Total operating expenses .....................      133,062          47,483          36,051          15,252

Operating Loss ...............................     (140,167)        (59,750)        (44,690)        (22,924)

Other income:
     Other income, net .......................        1,098           1,700             504             816
                                               -------------   -------------   -------------   -------------

Loss before taxes ............................     (139,069)        (58,050)        (44,186)        (22,108)

Income Taxes .................................          800             800               0               0
                                               -------------   -------------   -------------   -------------

NET LOSS ..................................... $   (139,869)   $    (58,850)   $    (44,186)   $    (22,108)
                                               =============   =============   =============   =============

Per share data:
     Net loss ................................ $       (.01)   $       (.00)   $       (.00)   $       (.00)
                                               =============   =============   =============   =============

Weighted average number of common and
common equivalent shares (basic and
diluted) outstanding: ........................   17,170,390      16,184,198      17,170,390      16,184,198
                                               =============   =============   =============   =============

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)

                                                                    February 29,
                                                                        2000
                                                                    ------------

Assets

Current Assets

    Cash ........................................................   $     6,663
    Accounts receivable, less allowance for doubtful accounts ...        12,889
    Inventory ...................................................         5,931
    Prepaid expenses and other current assets ...................         1,721
                                                                    ------------

          Total Current Assets ..................................        27,204

Land held for investment ........................................        46,000

Fixed assets, net of accumulated depreciation ...................           843

Patents, net of accumulated amortization ........................        12,294
                                                                    ------------
Total assets ....................................................   $    86,341
                                                                    ============


The accompanying notes are an integral part of these statements

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)

                                                                    February 29,
                                                                        2000
                                                                    ------------

Liabilities and Shareholders' Deficit

Current Liabilities


     Accounts payable and accrued expenses ......................   $     9,473
     Due to affiliate ...........................................       248,413
                                                                    ------------

          Total Current Liabilities .............................       257,886


Shareholders' Deficit

     Preferred  stock, par value $1.00 per share; 100,000 shares authorized; no shares issued and outstanding
     Common stock, $.001 par value authorized 50,000,000 shares,
       issued and outstanding 17,170,390 shares .................        17,170
     Additional paid-in-capital .................................     1,777,388
     Accumulated deficit ........................................    (1,966,103)
                                                                    ------------

Total Shareholders' Deficit .....................................      (171,545)
                                                                    ------------

Total Liabilities and Shareholders' Deficit .....................   $    86,341
                                                                    ============


The accompanying notes are an integral part of these statements.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                NINE MONTHS ENDED

                                                      FEBRUARY 29    FEBRUARY 28
                                                          2000          1999
                                                      -----------    -----------
Cash flows from operating activities:

Net loss .............................................$ (139,869)    $  (58,850)

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization ...................     2,071          2,136
     Changes in current assets and liabilities:
       Accounts Receivable ...........................       661         11,132
       Inventory .....................................       525            (18)
       Prepaid expenses and other current assets .....     1,558          1,564
       Accounts payable and other accrued liabilities      1,754            713
       Other receivable-consulting ...................   100,000              -
                                                      -----------    -----------

Net cash used in operating activities ................   (33,300)       (43,323)
                                                      -----------    -----------
Cash flows used in investing activities:
     Purchases of property and equipment .............    (2,644)             -
                                                      -----------    -----------
Net cash used in investing activities ................    (2,644)             -
                                                      -----------    -----------

Cash flows provided by financing activities:
    Advances from affiliate ..........................    40,405         39,761
                                                      -----------    -----------
Net cash provided by financing activities ............    40,405         39,761
                                                      -----------    -----------
Net change in cash ...................................     4,461         (3,562)
                                                      -----------    -----------
Cash at beginning of year ............................     2,202          3,562
                                                      -----------    -----------
Cash at end of quarter ...............................$    6,663     $        -
                                                      ===========    ===========



The accompanying notes are an integral part of these statements.


                                                  ALLERGY IMMUNO TECHNOLOGIES, INC.

                                      STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

                                             FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000

                                      Common Stock
                          --------------------------------------    Additional           Accumu-
                          Number of                                 Paid-In              Lated
                          Shares               Amount               Capital              (Deficit)            Total
                          -----------------    -----------------    -----------------    -----------------    -----------------

Balance at
  May 31, 1999                  17,170,390     $         17,170     $      1,777,388     $     (1,826,234)    $        (31,676)


Net loss                                                                                         (139,869)            (139,869)
                          -----------------    -----------------    -----------------    -----------------    -----------------

Balance at
  February 29, 2000             17,170,390     $         17,170     $      1,777,388     $     (1,966,103)    $       (171,545)
                          =================    =================    =================    =================    =================


The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


February 29, 2000

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

       The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                                       For the Nine Months Ended February 29, 2000
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..................................      $            (139,869)            17,170,390     $              (.01)
                                                                                                           ====================

Effect of dilutive securities - Options.............                          -                      -
                                                          ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............      $            (139,869)            17,170,390     $              (.01)
                                                          ======================    ===================    ====================


                                                                       For the Nine Months Ended February 28, 1999
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
     Loss available to common
      Shareholders..................................      $              (58,850)           16,184,198     $              (.00)
                                                                                                           ====================

Effect of dilutive securities - Options.............                           -                     -
                                                          ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............      $             (58,850)            16,184,198     $              (.00)
                                                          ======================    ===================    ====================


                                                                       For the Three Months Ended February 29, 2000
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
     Loss available to common
      Shareholders..................................      $             (44,186)            17,170,390     $              (.00)
                                                                                                           ====================

Effect of dilutive securities - Options.............                          -                      -
                                                          ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............      $             (44,186)            17,170,390     $              (.00)
                                                          ======================    ===================    ====================


                                                                       For the Three Months Ended February 28, 1999
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------

Basic EPS -
     Loss available to common
      Shareholders..................................      $             (22,108)            16,184,198     $              (.00)
                                                                                                           ====================

Effect of dilutive securities - Options.............                          -                      -
                                                          ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............      $             (22,108)            16,184,198     $              (.00)
                                                          ======================    ===================    ====================

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

     As of March 20, 2000 the Company has not experienced any Year 2000 related problems internally and is not aware of any Year 2000 problems with vendors, customers, other business associates or with Internet functions. However, the Company has no way of knowing whether there will be any future problems related to the Year 2000 issue and cannot guarantee that these would not have an adverse affect on the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


         THE STATEMENTS IN THIS REPORT ON FORM 10-QSB AND OTHER STATEMENTS MADE BY ALLERGY IMMUNO TECHNOLOGIES, INC. THAT RELATE TO FUTURE PLANS, EVENTS OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS, EVENTS OR PERFORMANCE MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, COMPETITION, AND OVERALL ECONOMIC CONDITIONS.


RESULTS OF OPERATIONS

         Net sales for Allergy Immuno Technologies were $60,531 for the nine months ended February 29, 2000 as compared to $52,198 for the same period in the previous year. This represents an increase of $8,333, or 16%. For the three months then ended sales were $16,940 as compared to $14,003 in fiscal 1999. This represents an increase of $2,937, or 21%. Cost of sales for the nine months increased from $64,465 to $67,636, or $3,171, or 5%. Cost of sales for the quarter ended February 29, 2000 increased from $21,675 to $25,579, or $3,904 (18%). The increase in cost of sales was primarily due to higher insurance and wage costs in the third quarter of fiscal 2000.

         Selling, general and administrative costs for the nine months ended February 29, increased from $47,183 in fiscal 1999 to $133,062 in fiscal 2000. This represents an increase of $85,879 (182%). For the quarter then ended selling, general and administrative costs increased from $15,252 to $36,051, or $20,799 (136%). Much of the increase was due to an increase in legal and accounting costs associated with the filing of the Company's Form 10-SB and Form 10-KSB. In the prior fiscal year these forms were not required to be filed by the Company and therefore it did not incur such costs. The Company will be incurring more legal and accounting costs on an on-going basis than previously due to government filing requirements. The initial filing, Form 10-SB, is a non-recurring filing requirement, however, other reports will be required to be filed on a periodic basis. In addition, the Company had higher payroll and related costs associated with business development.

         During the first quarter the Company received a payment of $100,000 (which was recorded as income in the prior fiscal year) for consulting services and an option to purchase 10,000 Class A Units of Hollister-Stier LLC at a purchase price of $10 per unit.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 29, 2000, the Company had $6,663 in cash as compared to $0 at May 31, 1999. Its current working capital deficit is $230,682 as compared to a deficit of $90,240 at May 31, 1999.

         The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during this fiscal year. Biomerica has agreed to provide continued financial and management support, if necessary, at least through the end of this fiscal year. As of February 29, 2000, the Company owed Biomerica $248,413. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced.

                           PART II. OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS.  Inapplicable.

Item 2.        CHANGES IN SECURITIES.  Inapplicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Annual Meeting of the Company's stockholders was held on January 7, 2000. The only matter voted on was the election of directors. The following summarizes the voting on that matter:

Name                    Number of Votes For
----                    -------------------

Dr. Robert Orlando         13,881,458
Zackary S. Irani           13,881,458
Janet Moore                13,881,458

Item 5.        OTHER INFORMATION.  Inapplicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.  None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 10, 2000


                                         ALLERGY IMMUNO TECHNOLOGIES, INC.


                                         By: /S/ Zackary S. Irani
                                             -----------------------------
                                         Zackary Irani,
                                         President, Chief Executive Officer