Form 10QSB/A
period 1999-11-30
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2000-06-12
CIK 1082737

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

                                                 2


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

       The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                             For the Six Months Ended November 30, 1999
                                                             ------------------------------------------
                                                                Income         Shares        Per Share
                                                             (Numerator)    (Denominator)      Amount
                                                            -------------   -------------   -------------
Basic EPS -
     Loss available to common
      Shareholders..................................        $    (95,683)     17,170,390           ($.00)
                                                                                            =============

Effect of dilutive securities - Options.............                 -             -
                                                            -------------   -------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............        $    (95,683)     17,170,390           ($.00)
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
                                                            =============   =============   =============


                                                             For the Three Months Ended November 30, 1999
                                                             --------------------------------------------
                                                                Income         Shares        Per Share
                                                             (Numerator)    (Denominator)      Amount
                                                            -------------   -------------   -------------
Basic EPS -
     Loss available to common
      Shareholders..................................        $    (37,169)     17,170,390           ($.00)
                                                                                            =============
Effect of dilutive securities - Options.............                 -             -
                                                            -------------   -------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............        $    (37,169)     17,170,390           ($.00)
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



RESULTS OF OPERATIONS

     Net sales for Allergy Immuno Technologies were $43,591 for the six months ended November 30, 1999 as compared to $38,195 for the same period in the previous year. This represents an increase of $5,396, or 14%. For the three months then ended sales were $18,692 as compared to $15,048 in fiscal 1999. This represents an increase of $3,644, or 24%. The six and three-month sales increases were due to sales to several new accounts, which the Company did not have in the previous fiscal year. Cost of sales for the six months decreased from $42,790 to $42,057, or $733, or 2%. The Company had a gross profit of 3.5% of sales as compared to a gross loss of 12.0% of sales for the six month period in fiscal 2000 compared to fiscal 1999. The improvement in gross margin was due to lower material costs as a percentage of sales, higher sales and fixed costs remaining close to the previous year's. Cost of sales for the quarter ended November 30, 1999 decreased from $22,995 to $18,884, or $4,111 (18%). The decrease in cost of sales was primarily due to lower material and wage costs in fiscal 2000. For the three- month period, the gross loss decreased from 52.8% of sales to 1% of sales. This decrease was primarily due to higher sales in addition to lower material and wage costs.

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