Form 10QSB/A
period 2000-02-29
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2000-06-12
CIK 1082737

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


                      PART II OTHER INFORMATION

        Other Information.................................................... 12


        Signatures............................................................12


                                   PART I - FINANCIAL INFORMATION
                                  SUMMARIZED FINANCIAL INFORMATION

                                  ALLERGY IMMUNO TECHNOLOGIES, INC.
                                STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Nine Months Ended             Three Months Ended
                                                February 29     February 28     February 29     February 28
                                                   2000             1999           2000            1999
                                               -------------   -------------   -------------   -------------

Net sales .................................... $     60,531    $     52,198    $     16,940    $     14,003

     Cost of sales ...........................      (67,636)        (64,465)        (25,579)        (21,675)
                                               -------------   -------------   -------------   -------------

Gross loss ...................................       (7,105)        (12,267)          8,639)         (7,672)

Operating Expenses:
     Selling, general and administrative .....      133,062          47,183          36,051          15,252
     Research and development ................            0             300               0               0
                                               -------------   -------------   -------------   -------------
Total operating expenses .....................      133,062          47,483          36,051          15,252

Operating Loss ...............................     (140,167)        (59,750)        (44,690)        (22,924)

Other income:
     Other income, net .......................        1,098           1,700             504             816
                                               -------------   -------------   -------------   -------------

Loss before taxes ............................     (139,069)        (58,050)        (44,186)        (22,108)

Income Taxes .................................          800             800               0               0
                                               -------------   -------------   -------------   -------------

NET LOSS ..................................... $   (139,869)   $    (58,850)   $    (44,186)   $    (22,108)
                                               =============   =============   =============   =============

Per share data:
     Net loss ................................ $       (.01)   $       (.00)   $       (.00)   $       (.00)
                                               =============   =============   =============   =============

Weighted average number of common and
common equivalent shares (basic and
diluted) outstanding: ........................   17,170,390      16,184,198      17,170,390      16,184,198
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
                          =================    =================    =================    =================    =================


The accompanying notes are an integral part of these statements.
                                                                  6

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


         THE STATEMENTS IN THIS REPORT ON FORM 10-QSB AND OTHER STATEMENTS MADE BY ALLERGY IMMUNO TECHNOLOGIES, INC. THAT RELATE TO FUTURE PLANS, EVENTS OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS, EVENTS OR PERFORMANCE MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, COMPETITION AND OVERALL ECONOMIC CONDITIONS.


RESULTS OF OPERATIONS

         Net sales for Allergy Immuno Technologies were $60,531 for the nine months ended February 29, 2000 as compared to $52,198 for the same period in the previous year. This represents an increase of $8,333, or 16%. For the three months then ended sales were $16,940 as compared to $14,003 in fiscal 1999. This represents an increase of $2,937, or 21%. The nine and three-month periods' sales increased due to sales to several new accounts which the Company did not have in the previous fiscal year. Cost of sales for the nine months increased from $64,465 to $67,636, or $3,171, or 5%. Cost of sales for the quarter ended February 29, 2000 increased from $21,675 to $25,579, or $3,904 (18%). The increase in cost of sales was primarily due to higher insurance and wage costs in the third quarter of fiscal 2000. For the three-month period gross loss as a percentage of sales decreased from 54.7% to 50.9% of sales due to an increase in sales offset by increased insurance and wages. For the nine-month period the gross loss as a percentage of sales decreased from 23.5% to 11.7% primarily due to increased sales offset partially by higher insurance costs.

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