Form 10KSB40
period 2000-05-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2000-09-13
CIK 1082737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    --------------------------------------------------------------------------
    OF 1934 (Fee Required)
    ----------------------

 FOR THE FISCAL YEAR ENDED MAY 31, 2000       COMMISSION FILE NUMBER: 0-26189
 --------------------------------------       -------------------------------

                       ALLERGY IMMUNO TECHNOLOGIES, INC.
                    (Small Business Issuer in its Charter)
                    --------------------------------------

             DELAWARE                                           95-3937129
             --------                                           ----------
  (State or other jurisdiction of                            (I.R.S. Employer
  -------------------------------                           Identification No.)
  incorporation or organization)
  ------------------------------

 1531 MONROVIA AVENUE, NEWPORT BEACH, CA                           92663
 ---------------------------------------                           -----
(Address of principal executive offices)                         (Zip Code)

       Issuer's Telephone Number:                              (949) 645-3703
       --------------------------                              --------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES(X)   NO( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)

State issuer's revenues for its most recent fiscal year: $79,976.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 3,190,932 shares held by non-affiliates and the closing price of $.11 per share for Common Stock in the over-the-counter market as of August 15, 2000): $351,003.

Number of shares of the issuer's common stock, par value $.001, outstanding as of August 15, 2000: 17,170,390 shares.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer's information statement for its 2000 Annual Meeting and the Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, for Biomerica, Inc.

Transitional Small Business Disclosure Format              YES ( )    NO (X)
--------------------------------------------------------------------------------

                       Allergy Immuno Technologies, Inc.
                                  Form 10-KSB

                               Table of Contents

PART I ..........................................................................  1
   Item 1.  DESCRIPTION OF BUSINESS..............................................  1
   Item 2.  DESCRIPTION OF PROPERTY..............................................  6
   Item 3.  LEGAL PROCEEDINGS ...................................................  6
   Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ...................  6
PART II .........................................................................  6
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ............  7
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ...........................................  8
   Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................  9
   Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ............................................  9
PART III ........................................................................  9
   Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...  9
   Item 10. EXECUTIVE COMPENSATION ..............................................  9
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......  9
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................  10
   Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K ...............................  11
SIGNATURES ......................................................................  11
EXHIBIT INDEX ...................................................................  12

                                    PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY ALLERGY IMMUNO TECHNOLOGIES, INC.) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO CONSUMMATION OF A TRANSACTION, ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OF CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF ALLERGY IMMUNO TECHNOLOGIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S SERVICES, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKET PLACE, AVAILABILITY OF SUPPLIES, YEAR 2000 ISSUES, ABILITY OF THE COMPANY TO RAISE NEEDED CAPITAL FOR DEVELOPMENT OF NEW PRODUCTS AND ADDITIONAL WORKING CAPITAL FOR CURRENT BUSINESS, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY.

GENERAL
-------

         Allergy Immuno Technologies, Inc. ("AIT" or "The Company") provides clinical testing services to physicians, laboratories and pharmaceutical firms in specialized areas of allergy and immunology. Test samples are sent to the Company's laboratory for evaluation and the results of the tests are reported to the customer (doctors, etc.). All of the Company's current revenues are derived from providing these testing services. The Company's prior research resulted in four patents being issued to the Company covering novel oral and injectable allergy treatments as an alternative to allergy shots.

         The Company's predecessor was originally incorporated in Utah in 1981 under the name Investor's Wealth. In 1985 that company changed its name to Advanced Allergy Research Center, Inc. In June of 1986 NMS Pharmaceuticals, Inc. (now Biomerica, Inc.) invested $350,000 and certain assets pursuant to an Agreement for Purchase of Stock and Transfer of Assets dated May 15, 1986 in exchange for 6,559,064 shares of common stock. Biomerica, Inc. ("Biomerica") now owns approximately 74.6% of the Company's common stock. Biomerica is a global medical company devoted to developing, manufacturing and marketing advanced medical diagnostic products for the early detection of diseases. Biomerica's products are sold to physicians, hospitals, laboratories and drugstores. Allergy Immuno Technologies, Inc. was incorporated in Delaware in 1986. It was qualified as a foreign corporation in California in January 1987. In January 1987 the predecessor Utah corporation merged with and into the Delaware corporation pursuant to an Agreement and Plan of Merger filed on January 20, 1987, with the Secretary of State of Delaware and with the Secretary of State of Utah. The Company's common stock is traded on the Pink Sheets under the stock symbol ALIM.

LABORATORY SERVICES

         AIT currently operates a licensed clinical reference laboratory in Newport Beach, California, for allergy and other esoteric diagnostic testing services. The Company purchases diagnostic products from Biomerica and other manufacturers of diagnostic products. Biomerica does not make competing products, but rather makes products that the Company may purchase at a discount for use in its clinical laboratory. Being a credited clinical laboratory, AIT provides specialized testing services to large organizations such as Laboratory Corporation of America and Bayer, as well as other clinics and physicians. The laboratory accepts samples from the physicians, laboratories, clinics or pharmaceutical companies, performs the requested test and sends a written report of the test results to the customer. Most of the tests performed relate to allergy or immunology. Examples of some of the commonly performed tests are those for:

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

FOOD ALLERGIES

         AIT has various panels that can simultaneously detect if a person is allergic to any one of 90 different foods by using only a few drops of a patient's Blood. Incompletely digested food antigens may gain access to the systemic circulation either through the microvilli by endocytosis or through the intercellular spaces of the gut mucosa in conditions such as the inflammatory bowel disease, celiac disease, gastroenteritis or the immature mucosa of the infant. Certain antibodies may be produced against these food antigens and may form complexes with newly absorbed antigens and can lead to tissue damage when deposited in various organs.

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

TECHNOLOGY AND PATENTS

         AIT has succeeded in obtaining four patents pertaining to discoveries for allergy treatment. These are:

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

         AIT would like to utilize its proprietary technologies to create unique drugs for the treatment of allergies, especially those that can be taken orally avoiding the present injection therapy which is tedious, expensive and unpredictable. With financial assistance from Biomerica, AIT began preclinical animal studies utilizing the technology covered in some of these patents. In connection with these efforts, the Company has also received certain technical expertise and assistance from Biomerica.

         The Company would not need additional patents or licensed technology to complete the research and development portion of the project. However, it would need to raise additional capital in order to support the research and development and it would require additional equipment and manpower for manufacturing purposes. The Company is small and does not currently have the financial and other resources to mass produce the products. Therefore, the Company would need to find a strategic partner to finance the cost of these efforts.

         The Company has would like to use its technology to develop therapeutic treatments based on Liposome-Encapsulated Allergens (LEA). Liposomes are small spherical particles of lipid (fat) substance suspended in an aqueous medium within a tissue. A small allergen can be encapsulated into a liposome via a chemical reaction and introduced into the host tissue orally or intravenously. Once the allergen bound liposome is introduced it starts an immune reaction in the host body to produce antibodies to the introduced allergen. This is the same principal as used in vaccination to prevent diseases. The host's antibodies (IgG class) work as a defense mechanism against any exposure to the allergen after the host has been desensitized using allergen bound liposomes. LEA therapy could work much better than the currently used desensitization therapy. The results of pre-clinical studies conducted on laboratory rodents administered with liposome encapsulated dust mite by mouth and by injection, showed a dramatic increase in the desensitization process. If successful, this new type of therapy may improve allergy treatment for reasons indicated below:

 FEATURES                                     BENEFIT
-----------------------------------          -----------------------------------

Oral delivery possible                       Increased patient compliance, no
                                             Injections necessary
-----------------------------------          -----------------------------------

Complete treatment blockers                  Treats the disease and not the
                                             symptoms as in histamine blockers
-----------------------------------          -----------------------------------


Reduced patient visits                       Convenient to patient and less
                                             costly.
-----------------------------------          -----------------------------------


         AIT will need to find a partner to continue this effort to develop and test this technology.

         As mentioned above, the Company has developed a Basophil Histamine Release (BHR) test that is a surrogate to humans wherein sensitivities to allergens may be determined in a test tube. Food sensitivity studies for large pharmaceutical and nutritional firms such as Mead Johnson and Carnation were conducted utilizing the BHR test. AIT would like to use the same BHR test in the development of the new encapsulated liposome allergen therapy.

RESEARCH AND DEVELOPMENT

     During fiscal 2000 the Company spent approximately $53,000 on research and development as compared to $300 on fiscal 1999 The research that was conducted during fiscal 2000 was not related to the liposome project. The Company does not expect to engage in further research and development until the Company obtains additional financing or until the Company enters into a strategic alliance with a partner that would conduct the research needed to bring the products to market. Biomerica has continually advanced the Company operating funds over recent years. Biomerica determined that it could not continue to advance the Company such large funds to cover the costs of continued research. In fiscal 1998 Biomerica invested funds to cover the cost of hiring a president who tried to raise additional capital in order to continue the research. An alliance that would have been beneficial to the Company was negotiated for some time, however, it did not come to fruition. However, the Company did received a one-time payment of $100,000for consulting services and an option to purchase 10,000 Class A Units of Hollister-Stier LLC at a purchase price of $10 per unit.

     The introduction of a new product goes through phases: the formulation of an idea; proving that idea through scientific challenge; making it into a feasible reality; and finally distributing the product for others to benefit from it. Thus far the Company has worked to prove the feasibility and effectiveness of its technology of encapsulating specific allergens with liposomes to act as antagonist to an allergic reaction to that allergen in an individual. The technology has been shown to work in IN VITRO testing in the Company's laboratories. The technology has also been successfully tested in animal models. The above constitutes almost 40% of the work needed to be done in the introduction of a product. The remaining 60% is the regulatory approval, mass production and marketing of the technology in order to create a viable product.

MANUFACTURING

         AIT does not currently perform any manufacturing. The Company would need to develop procedures for manufacturing the encapsulated liposome allergens and related technologies. At this time no work is being done on this due to limited resources. AIT would like to collaborate with national and international pharmaceutical companies to produce and market its products.

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

     The immunotherapeutic process typically involves weekly injections of allergenic extract. Each dose gradually increases until the allergic response diminishes significantly. Treatment is usually recommended to last for three to five years.

     Immunotherapy can be very effective, but the risk of inducing potentially life-threatening response is high. For this reason, the National Institutes of Health (NIH) recommends immunotherapy by used only when other therapies are not successful.

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

EMPLOYEES

     The Company currently employs two employees who work in the laboratory performing clinical testing. It contracts with Biomerica for a variety of services.

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

     In the U.S. there are currently approximately thirteen competitors in the immunotherapy market, with four holding substantial market shares. These four are led by Bayer Allergy Products, which gained strength in the market after it merged with Miles Laboratories. Other top competitors include Center Laboratories, ALK and Greer Laboratories. All of these companies have substantially greater resources and business experience than the Company. The technology that the Company would like to develop is an unproven technology. Currently many companies make products for the treatment of allergies. The treatments usually involve the patient undergoing a lengthy series of injections with allergens in order to build up a resistance to same. There are other products in the allergy treatment market which use oral pills and inhalants such as Claritin brand inhalants. However, these technologies afford temporary relief, while LEA products would be designed to give patients longer term relief from allergic reactions.

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

         The Company currently holds an annually renewed clinical laboratory license with the Department of Health Services, State of California. The current license expires December 31, 2000. The Company also holds a clinical laboratory license from the state of Florida. This current license expires November 11, 2000 and is renewed every two years. The Company holds a CLIA Certificate of Compliance, which is a requirement of the Federal government for clinical laboratories. This certificate expires in February 2001 and is renewed every two years. Although the Company has never failed to obtain renewals, its business operations would be materially and adversely affected if it were unable to do so.

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

REGULATIONS FOR PRODUCTS FOR HUMAN THERAPEUTIC USE

     Regulation by governmental authorities in the United States and other countries is a significant factor for the Company's ongoing research and development activities. In order to test clinically, to produce and to market products for human therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed. The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical tests, (ii) submission to the FDA of an application for an Investigational New Drug ("IND"), which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to and acceptance by, the FDA of an NDA with respect to drugs or a Product License application ("PLA") with respect to biologics, and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug or biologic.

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

       At the same facilities ancillary support services such as accounting and office support are provided by Biomerica. AIT pays Biomerica a monthly fee of approximately $1,450 for these services.

Item 3.  LEGAL PROCEEDINGS
         -----------------

     Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

     Inapplicable.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

         The Company's Common Stock is traded on the NASDAQ's OTC Bulletin Board under the symbol "ALIM". The high and low closing bid information for the Company's Common Stock during the years ended May 31, 1998 and 1999, is based on information received from Bloomberg, L.P., the Nasdaq Trading and Market Services and a Company market maker.

                                                           High           Low
                                                           ----           ---

Year Ended May 31, 1999:

  Quarter ended May 31, 1999...........................     .04           .03125

  Quarter ended February 28, 1999......................     .13           .03125

  Quarter ended November 30, 1998......................      *             *

  Quarter ended August 31, 1998........................      *             *

Year Ended May 31, 2000:

  Quarter ended May 31, 2000...........................     .14           .125

  Quarter ended February 29, 2000......................     .15           .10

  Quarter ended November 30, 1999......................     .15           .05

  Quarter ended August 31, 1999........................     .25           .02


* Indicates a period in which no trades took place and for which no bid prices were posted.

         The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions. The stock is thinly traded and transactions in the stock are sporadic and infrequent.

         As of August 16, 2000, there were 725 shareholders of record of the Company's common stock and no holders of the Company's preferred stock.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

GENERAL
-------

         The Company currently generates revenue by providing clinical testing services to doctors, laboratories and pharmaceutical firms in specialized areas of allergy and immunology determinations. Test samples are sent to the Company's laboratory for evaluation and the results of the tests are reported to the customer (doctors or other).

         The Company has obtained four patents on technology relating to the treatment of allergies. Additional financing will be required for the Company to complete the development of its technology. The Company is not expected to engage in further research or development unless it obtains such additional financing. In connection with these efforts, the Company may enter into a strategic alliance or joint venture to finance the cost of such further research and development.

         The Company's laboratory facilities are located next to its office in Newport Beach, California. At the same facilities ancillary support services such as accounting and office support are provided by Biomerica. AIT pays Biomerica a monthly fee of approximately $1,450 for these services.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED MAY 31, 2000, COMPARED TO TWELVE MONTHS ENDED MAY 31, 1999

         Revenues for the year ended May 31, 2000 were $79,976 as compared to $70,351 in the prior year period. This represents an increase of $9,625 or 13.7% from the previous period. Cost of sales as a percentage of sales decreased from 127% to 115.1% due to lower material costs.

         General and administrative expenses increased from $64,679 to $111,100 during the twelve-month period ended May 31, 2000, as compared to the twelve month period ended May 31, 1999. The increase was $46,421 or 72%. The increase was due to higher legal and accounting costs related to new SEC filing requirements. For the year ended May 31, 2000 research and development expenses were $52,600 compared to $300 for the same period in fiscal 1999. The increase was due to the development of a new project.

     The Company received during the fiscal year a one-time payment of $100,000 for consulting services and an option to purchase 10,000 Class A Units of Hollister-Stier LLC at a purchase price of $10 per unit. The $100,000 was recorded as income in fiscal 1999.

     Other income decreased for the year ended May 31, 2000 to $1,098 from $102,323. Income in fiscal 1999 was higher due to the $100,000 consulting fee described above.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2000, the Company had cash of $2,603 compared to $2,202 for the previous year. Its current working capital deficit was $265,893 as compared to a deficit of $90,240 for the previous year.

         The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during fiscal 2001. As of May 31, 2000 the Company owed Biomerica $282,013. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced.

Going Concern

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2000 ("Fiscal 2000"), the Company experienced a net loss of $177,786 and had negative cash flows from operations of $70,961. In addition, the Company had substantial working capital and shareholders' deficits at May 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         There can be no assurances that the Company will be able to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         Exhibit 99.1, "Allergy Immuno Technologies, INc." is incorporated herein by this reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Inapplicable.

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
         -------------------------------------------------------------------
         REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ---------------------------------------------------------

     This information is incorporated by reference to the Company's information statement For its 2000 Annual Meeting of Stockholders which will be filed not later than 120 days After the end of the Company's fiscal year ended May 31, 2000.

Item 10. EXECUTIVE COMPENSATION
         ----------------------

     This information is incorporated by reference to the Company's information statement for its 2000 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2000.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         ---------------------------------------------------------------

     This information is incorporated by reference to the Company's information statement for its 2000 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2000.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

     This information is incorporated by reference to the Company's information Statement for its 2000 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2000.

Item 13.     EXHIBITS LIST AND REPORTS ON FORM 8-K
             -------------------------------------

EXHIBITS
--------

EXHIBIT NO.  DESCRIPTION
-----------  ------------

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

27.1         Financial Data Schedule

99.1 Allergy Immuno Technologies, Inc. Consolidated Financial Statements for the Year Ended May 31, 2000 and 1999 and Independent Auditors' Report.

Reports on Form 8-K
-------------------

None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2000


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




Signature and Capacity
----------------------


/s/ Zackary S. Irani                    Dated September 13, 2000
--------------------------                    ------------------
Zackary S. Irani
Chief Executive Officer,
Chairman of the Board and
Director


/s/ Janet Moore                         Dated September 13, 2000
--------------------------                    ------------------
Janet Moore
Chief Financial Officer,
Chief Accounting Officer and
Director


/s/ Robert A. Orlando                   Dated September 13, 2000
--------------------------                    ------------------
Robert A. Orlando, M.D., Ph.D.
Director

                                 EXHIBIT INDEX
                                 -------------

                                                                  SEQUENTIALLY
EXHIBIT NUMBER                   DESCRIPTIONS                       NUMBERED
---------------                  ------------                       --------

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






___________________

* Previously filed and incorporated by reference to the Company's Form 10-SB Registration Statement filed May 25, 1999 with the Securities and Exchange Commission.

**       Being filed herewith.