Form 10QSB
period 2000-08-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2000-10-16
CIK 1082737

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 31, 2000                    Commission File No. 0-26189
                  ---------------                                        -------


                        ALLERGY IMMUNO TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
               (Small business issuer as specified in its charter)



Delaware                                                         95-3937129
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1531 Monrovia Avenue, Newport Beach, California               92663
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number including area code:  (949) 645-3703
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,170,390 shares of common Stock as of October 1, 2000.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                                      INDEX



PART I   Financial Statements:


         Statements of Operations (Unaudited) - Three Months
         Ended August 31, 2000 and 1999.......................................2


         Balance Sheet (Unaudited) - August 31, 2000......................3 & 4


         Statements of Cash Flows (Unaudited)
         Three Months Ended August 31, 2000 and 1999..........................5


         Statement of Changes in Shareholders' Deficit (Unaudited) -
         Three Months Ended August 31, 2000...................................6


         Notes to Financial Statements......................................7&8


         Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data..........................................9


PART II  Other Information...................................................10


         Signatures..........................................................11

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                        ALLERGY IMMUNO TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                            August 31,
                                                       2000            1999
                                                  -------------    -------------

Net sales ....................................    $     33,054     $     24,899

     Cost of sales ...........................          23,065           23,173
                                                  -------------    -------------
     Gross profit ............................           9,989            1,726
                                                  -------------    -------------

Operating Expenses:
     Selling, general and administrative .....          25,165           59,704
     Research and development ................               0                0
                                                  -------------    -------------

Total operating expenses .....................          25,165           59,704
                                                  -------------    -------------

Operating Loss ...............................         (15,176)         (57,978)

Other Expense:
     Other income, net .......................               0             (264)
                                                  -------------    -------------


Loss before taxes ............................         (15,176)         (57,714)

Income Taxes .................................               0              800
                                                  -------------    -------------

Net (Loss) ...................................    $    (15,176)    $    (58,514)
                                                  =============    =============

Per share data (basic and diluted):
     Net loss ................................    $        .00     $        .00
                                                  =============    =============
Weighted average number of common and common
  equivalent shares outstanding:
                                                    17,170,390       17,170,390
                                                  =============    =============

The accompanying notes are an integral part of these statements

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)



                                                                      August 31,
                                                                        2000
                                                                      ----------

Assets

Current Assets
    Cash ......................................................         $ 8,932
    Accounts receivable, net ..................................          16,779
    Inventory .................................................           4,815
    Prepaid expenses and other current assets .................           2,876
                                                                        --------

          Total Current Assets ................................          33,402

Land held for investment ......................................          46,000

Fixed assets, net of accumulated depreciation .................               9

Patents, net of accumulated amortization ......................          12,114


                                                                        --------
                                                                        $91,525
                                                                        ========



The accompanying notes are an integral part of these statements

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)

                                                                      August 31,
                                                                         2000
                                                                      ----------

Liabilities and Shareholders' Deficit

Current Liabilities


      Accounts payable and accrued expenses ....................    $    20,501
     Due to affiliate ..........................................        295,662
                                                                    ------------

          Total Current Liabilities ............................        316,163
                                                                    ------------



Shareholders' Deficit


     Common stock, $.001 par value authorized 50,000,000 shares,
       issued and outstanding 17,170,390 in 2000 ...............         17,170
     Additional paid-in-capital ................................      1,777,388
     Accumulated deficit .......................................     (2,019,196)
                                                                    ------------

Total Shareholders' Deficit ....................................       (224,638)
                                                                    ------------

Total Liabilities and Deficit ..................................    $    91,525
                                                                    ============


The accompanying notes are an integral part of these statements.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

                                                            2000          1999
                                                         ----------   ----------
Cash flows from operating activities:

Net (loss) ..........................................    $ (15,176)   $ (58,514)

Adjustments to reconcile net (loss) to net cash
 used by operating activities:
     Depreciation and amortization ..................          387          866
     Changes in current assets and liabilities:
       Accounts Receivable ..........................       (4,775)       3,065
       Inventory ....................................         (438)           0
       Prepaid expenses and other current assets ....        1,726        2,018
       Accounts payable and other accrued liabilities       10,956        2,627
       Other receivable-consulting ..................            0      100,000
                                                         ----------   ----------

Net cash used by operating activities ...............       (7,320)      50,062
                                                         ----------   ----------

Cash flows from investing activities:
     Purchases of property and equipment ............            0       (1,700)
                                                         ----------   ----------

Net cash used in investing activities ...............            0       (1,700)
                                                         ----------   ----------

Cash flows provided by financing activities:
    Advances from affiliate .........................       13,649      (46,811)
                                                         ----------   ----------

Net cash provided by financing activities ...........       13,649      (46,811)
                                                         ----------   ----------

Net change in cash ..................................        6,329        1,551

Cash at beginning of year ...........................        2,603        2,202
                                                         ----------   ----------

Cash at end of quarter ..............................    $   8,932    $   3,753
                                                         ==========   ==========

The accompanying notes are an integral part of these statements.


                                                ALLERGY IMMUNO TECHNOLOGIES, INC.

                                    STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED AUGUST 31, 2000


                                   Common Stock
                           ---------------------------     Additional        Accumu-
                           Number of                        Paid-In          Lated
                           Shares           Amount          Capital          Deficit           Total
                           ----------    -------------    ------------    --------------    ------------
Balances at
  May 31, 2000             17,170,390     $  17,170       $ 1,777,388     $ (2,004,020)     $ (209,462)


Net loss                                                                       (15,176)        (15,176)
                           ----------    -------------    ------------    --------------    ------------

Balances at
  August 31, 2000          17,170,390     $  17,170       $ 1,777,388     $ (2,019,196)     $  (224,638)
                           ==========    ==============   ============    ==============    =============


Note: The Company's authorized equity capitalization consists of 50,000,000 shares of voting common stock, par value $.001 and 100,000 shares of preferred stock, par value $1.00 per share. As of August 31, 2000, there were 17,170,390 shares of common stock issued and outstanding.

The accompanying notes are an integral part of these statements

                          NOTES TO FINANCIAL STATEMENTS


August 31, 2000

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, for a summary of significant accounting policies utilized by the Company.

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

       The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                            For the Three Months Ended August 31, 2000
                                                          -----------------------------------------------
                                                             Income           Shares         Per Share
                                                          (Numerator)      (Denominator)       Amount
                                                          -------------    -------------    -------------
Basic EPS -
     Loss available to common
      Shareholders..................................      $    (15,176)      17,170,390            ($.00)
                                                                                            =============
Effect of dilutive securities - Options.............                 -                -
                                                          -------------    -------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............      $    (15,176)      17,170,390            ($.00)
                                                          =============    =============    =============


                                                            For the Three Months Ended August 31, 1999
                                                          -----------------------------------------------
                                                             Income           Shares         Per Share
                                                           (Numerator)     (Denominator)       Amount
                                                          -------------    -------------    -------------

Basic EPS -
     Loss available to common
      Shareholders..................................      $    (58,514)      17,170,390            ($.00)
                                                                                            =============

Effect of dilutive securities - Options.............                 -                -
                                                          -------------    -------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............      $    (58,514)      17,170,390            ($.00)
                                                          =============    =============    =============

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


RESULTS OF OPERATIONS

     Net sales for Allergy Immuno Technologies were $33,054 for the first quarter of fiscal 2000 as compared to $24,899 for the same period in the previous year. This represents an increase of $8,155, or 33% which was primarily due to testing services the Company provided for a large company with respect to a research project they were conducting. Cost of sales as a percentage of sales decreased from 93% to 70% due to higher sales in relation to fixed costs.

    Selling, general and administrative costs decreased from $59,704 in fiscal 2000 to $25,165 in the current quarter. This represents a decrease of $34,539, all of which was due to decreased legal and accounting costs associated with the filing of the Company's Form 10-SB in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 2000, the Company had cash of $8,932 as compared to $3,753 in the previous year. Its current working capital deficit was $282,761 as compared to a deficit of $149,588 for the previous year.

     The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during this fiscal year. As of August 31, 2000 the Company owed Biomerica $295,662. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced.

GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2000 ("Fiscal 2000"), the Company experienced a net loss of $177,786 and during the current quarter, a loss of $15,614 (unaudited) and had negative cash flows from operations of $70,961and $7,320 for the fiscal year and current quarter, respectively. In addition, the Company had substantial working capital and shareholders' deficits at August 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Date:  October 9, 2000




                                    BIOMERICA, INC.


                                    By: /S/ Zackary S. Irani
                                        -----------------------------
                                        Zackary Irani
                                        President, Chief Executive Officer