Form 10QSB
period 2000-11-30
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2001-01-16
CIK 1082737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Period Ended November 30, 2000
                                      -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,170,390 shares of Common Stock as of January 12, 2001.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                                      INDEX

                          PART I FINANCIAL INFORMATION

ITEM 1.   Financial Statements:


          Statements of Operations (unaudited) - Six Months and Three Months
          Ended November 30, 2000 and 1999.....................................2


          Balance Sheet (unaudited) - November 30, 2000....................3 & 4


          Statements of Cash Flows (unaudited)
          Six Months Ended November 30, 2000 and 1999..........................5


          Statement of Changes in Shareholders' Deficit (unaudited) -
          Six Months Ended November 30, 2000...................................6


          Notes to Financial Statements......................................7-9


          Management's Discussion and Analysis of Financial Condition
          and Selected Financial Data......................................10-11


PART II.  Other Information...................................................12


          Signatures..........................................................13


                                      PART I - FINANCIAL INFORMATION
                                     SUMMARIZED FINANCIAL INFORMATION

                                     ALLERGY IMMUNO TECHNOLOGIES, INC.
                                    STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Six Months Ended                    Three Months Ended
                                                            November 30,                         November 30,
                                                      2000               1999               2000               1999
                                                  -------------      -------------      -------------      -------------
Net sales ..................................      $     54,912       $     43,591       $     21,858       $     18,692

     Cost of sales .........................            41,078             42,057             18,013             18,884
                                                  -------------      -------------      -------------      -------------
     Gross profit (loss) ...................            13,834              1,534              3,845               (192)


Operating Expenses:
     Selling, general and administrative ...            45,212             97,011             20,047             37,307
     Research and development ..............                 0                  0                  0                  0
                                                  -------------      -------------      -------------      -------------
Total operating expenses ...................            45,212             97,011             20,047             37,307

Operating Loss .............................           (31,378)           (95,477)           (16,202)           (37,499)

Other income:
     Other income, net .....................                 0               (594)                 0               (330)
                                                  -------------      -------------      -------------      -------------

Loss before taxes ..........................           (31,378)           (94,883)           (16,202)           (37,169)

Income Taxes ...............................                 0                800                  0                  0
                                                  -------------      -------------      -------------      -------------

NET LOSS ...................................      $    (31,378)      $    (95,683)      $    (16,202)      $    (37,169)
                                                  =============      =============      =============      =============

Per share data:
     Net loss ..............................      $       (.00)      $       (.01)      $       (.00)      $       (.00)
                                                  =============      =============      =============      =============

Weighted average number of common and Common
equivalent shares outstanding ..............        17,170,390         17,170,390         17,170,390         17,170,390
                                                  =============      =============      =============      =============


The accompanying notes are an integral part of these statements.

                       ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)


                                                                    November 30,
                                                                        2000
                                                                    ------------
Assets

Current Assets
    Cash .........................................................  $     4,076
    Accounts receivable, less allowance for doubtful accounts ....       11,398
    Inventory ....................................................        5,225
    Prepaid expenses and other current assets ....................        3,155
                                                                    ------------
                                                                         23,854
          Total Current Assets

Land held for investment .........................................       46,000

Fixed assets, net of accumulated depreciation ....................          426

Patents, net of accumulated amortization .........................       12,024
                                                                    ------------

Total assets .....................................................  $    82,304
                                                                    ============

The accompanying notes are an integral part of these statements

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      BALANCE SHEET, CONTINUED (UNAUDITED)

                                                                    November 30,
                                                                        2000
                                                                    ------------

Liabilities and Shareholders' Deficit

Current Liabilities


     Accounts payable and accrued expenses .....................    $    18,196
     Due to affiliate ..........................................        304,948
                                                                    ------------

          Total Current Liabilities ............................        323,144


Shareholders' Equity

     Common stock, $.001 par value authorized 50,000,000 shares,
       Issued and outstanding 17,170,390 .......................         17,170
     Additional paid-in-capital ................................      1,777,388
     Accumulated deficit .......................................     (2,035,398)
                                                                    ------------

Total Shareholders' Deficit ....................................       (240,840)
                                                                    ------------

Total Liabilities and Deficit ..................................    $    82,304
                                                                    ============


The accompanying notes are an integral part of these statements.


                             ALLERGY IMMUNO TECHNOLOGIES, INC.

                           STATEMENTS OF CASH FLOWS (UNAUDITED)

                        SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                                                2000           1999
                                                             ----------      ----------
Cash flows from operating activities:

Net loss ..............................................      $ (31,378)      $ (95,683)

Adjustments to reconcile net loss to net cash (used by)
 provided by operating activities:
     Depreciation and amortization ....................             60           1,326
     Changes in current assets and liabilities:
       Accounts Receivable ............................            606           3,785
       Inventory ......................................           (848)              0
       Prepaid expenses and other current assets ......          1,447           1,207
       Accounts payable and other accrued liabilities .          8,651            (573)
       Other receivable-consulting ....................              0         100,000
                                                             ----------      ----------

Net cash (used by) provided by operating activities ...        (21,462)         10,062
                                                             ----------      ----------
Cash flows from investing activities:
     Purchases of property and equipment ..............              0          (2,642)
                                                             ----------      ----------
Net cash used in investing activities .................              0          (2,642)
                                                             ----------      ----------

Cash flows provided by financing activities:
    Advances from affiliate ...........................         22,935          (9,622)
                                                             ----------      ----------
Net cash provided by (used in) financing activities ...         22,935          (9,622)
                                                             ----------      ----------
Net change in cash ....................................          1,473          (2,202)
                                                             ----------      ----------
Cash at beginning of year .............................          2,603           2,202
                                                             ----------      ----------
Cash at end of quarter ................................      $   4,076       $       0
                                                             ==========      ==========

The accompanying notes are an integral part of these statements.


                                      ALLERGY IMMUNO TECHNOLOGIES, INC.

                           STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

                                  FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000


                                  Common Stock
                          -----------------------------       Additional          Accumu-
                           Number of                            Paid-In           Lated
                            Shares            Amount            Capital           Deficit            Total
                          -----------       -----------       -----------       ------------      -----------
Balances at
  May 31, 2000            17,170,390       $    17,170       $ 1,777,388        $(2,004,020)      $ (209,462)

Net loss                           -                 -                 -            (31,378)         (31,378)
                          -----------       -----------       -----------       ------------      -----------

Balances at
  November 30, 2000       17,170,390       $    17,170       $ 1,777,388        $(2,035,398)      $ (240,840)
                          ===========      ============      ============       ============      ===========


The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


November 30, 2000

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

       The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                 For the Six Months Ended November 30, 2000
                                                   ---------------------------------------------------------------------
                                                           Income                   Shares                Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                   ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..............................       $(31,378)                 17,170,390                ($.00)
                                                                                                    ====================

Effect of dilutive securities - Options.........              -                           -
                                                   ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..........       $(31,378)                 17,170,390                $(.00)
                                                   ======================    ===================    ====================


                                                                For the Six Months Ended November 30 , 1999
                                                   ---------------------------------------------------------------------
                                                           Income                   Shares                Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                   ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..............................       $(95,683)                 17,170,390                ($.00)
                                                                                                    ====================

Effect of dilutive securities - Options.........              -                           -
                                                   ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..........       $(95,683)                 17,170,390                ($.00)
                                                   ======================    ===================    ====================


                                                                For the Three Months Ended November 30, 2000
                                                   ---------------------------------------------------------------------
                                                           Income                   Shares                Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                   ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..............................       $(16,202)                 17,170,390                ($.00)
                                                                                                    ====================

Effect of dilutive securities - Options.........              -                           -
                                                   ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..........       $(16,202)                 17,170,390                $(.00)
                                                   ======================    ===================    ====================


                                                                For the Three Months Ended November 30, 1999
                                                   ---------------------------------------------------------------------
                                                           Income                   Shares                Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                   ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..............................       $(37,169)                 17,170,390                ($.00)
                                                                                                    ====================

Effect of dilutive securities - Options.........              -                           -
                                                   ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..........       $(37,169)                 17,170,390                ($.00)
                                                   ======================    ===================    ====================

NOTE 5

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2000 ("Fiscal 2000"), the Company experienced a net loss of $177,786 and during the two quarters, a loss of $31,378 (unaudited) and had negative cash flows from operations of $70,961 and $21,462 for the fiscal year and six months, respectively. In addition, the Company had substantial working capital and shareholders' deficits at November 30, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         There can be no assurances that the Company will be able to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND SELECTED FINANCIAL DATA


       THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY ALLERGY IMMUNO TECHNOLOGIES) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OR CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF ALLERGY IMMUNO TECHNOLOGIES. THE POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THE CONTINUED DEMAND FOR THE COMPANY'S SERVICES, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKETPLACE, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


RESULTS OF OPERATIONS

         Net sales for Allergy Immuno Technologies were $54,912 for the six months ended November 30, 2000 as compared to $43,591 for the same period in the previous year. This represents an increase of $11,321, or 26%. For the three months then ended sales were $21,858 as compared to $18,692 in fiscal 2000. This represents an increase of $3,166, or 17%. Cost of sales for the six months decreased from $42,057 to $41,078, or $979 (2%). Cost of sales for the quarter ended November 30, 2000 decreased from $18,884 to $18,013, or $871 (5%). Sales increased for the first six months due to testing services provided by the Company for a large company with respect to a research project they were conducting. Cost of sales as a percentage of sales decreased from 96.5% to 74.8% for the six months and from 101% to 82.4% for the quarter ended November 30, 2000 due to higher sales in relation to fixed costs.

         Selling, general and administrative costs for the six months ended November 30, decreased from $97,011 in fiscal 2000 to $45,212 in fiscal 2001. This represents a decrease of $51,799 (53%). For the quarter then ended selling, general and administrative costs decreased from $37,307 to $20,047, or $17,260 (46%), all of which was due to decreased legal and accounting costs associated with the filing of the Company's Form 10-SB in the prior fiscal year.

         During the first quarter of the prior fiscal year the Company received a payment of $100,000 (which was recorded as income in the prior fiscal year) for consulting services and an option to purchase 10,000 Class A Units of Hollister-Stier LLC at a purchase price of $10 per unit.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2000, the Company had a cash balance of $4,076 as compared to a zero cash balance in the previous year. Its current working capital deficit is $299,290 as compared to a deficit of $187,239 for the previous year.

         The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during this fiscal year. As of November 30, 2000 the Company owed Biomerica $304,948. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced.


GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2000 ("Fiscal 2000"), the Company experienced a net loss of $177,786 and during the two quarters, a loss of $31,378 (unaudited) and had negative cash flows from operations of $70,961 and $21,462 for the fiscal year and six months, respectively. In addition, the Company had substantial working capital and shareholders' deficits at November 30, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Item 1.        LEGAL PROCEEDINGS.  Inapplicable.

Item 2.        CHANGES IN SECURITIES.  Inapplicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Company's Stockholders was held on November 8, 2000. The only matter voted on was the election of directors. The following summarizes the voting on that matter:

Name                       Number of Votes For
----                       -------------------

Dr. Robert Orlando            13,817,458
Zackary S. Irani              13,817,458
Janet Moore                   13,817,458

Item 5.        OTHER INFORMATION.  Inapplicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.  None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 12, 2001




                                            ALLERGY IMMUNO TECHNOLOGIES, INC.


                                            By: /S/ Zackary S. Irani
                                                -----------------------------
                                            Zackary Irani,
                                            President, Chief Executive Officer