Form 10QSB
period 2001-02-28
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2001-04-13
CIK 1082737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the Quarter Period Ended February 28, 2001
                             -----------------

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

                                    Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,170,390 shares of Common Stock as of April 12, 2001.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                                      INDEX

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements:


Statements of Operations - Nine Months and Three Months
Ended February 28, 2001 and February 29, 2000..................................2


Balance Sheet - February 28, 2001..........................................3 & 4


Statements of Cash Flows
Nine Months Ended February 28, 2001 and February 29, 2000......................5


Statement of Changes in Shareholders' Deficit -
Nine Months Ended February 28, 2001............................................6


Notes to Financial Statements................................................7-9


Management's Discussion and Analysis of Financial Condition
and Selected Financial Data................................................10-11


PART II. Other Information....................................................12


Signatures....................................................................13

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                        ALLERGY IMMUNO TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Nine Months Ended              Three Months Ended
                                                February 28,   February 29,    February 28,    February 29,
                                                   2001             2000           2001            2000
                                               -------------   -------------   -------------   -------------
Net sales                                      $     77,920    $     60,531    $     23,008    $     16,940

Cost of sales                                        65,258          67,636          24,180          25,579
                                               -------------   -------------   -------------   -------------
Gross profit (loss)                                  12,662          (7,105)         (1,172)         (8,639)

Operating Expenses:
Selling, general and administrative                  60,261         133,062          15,049          36,051
                                               -------------   -------------   -------------   -------------
Total operating expenses                             60,261         133,062          15,049          36,051

Operating Loss                                      (47,599)       (140,167)        (16,221)        (44,690)

Other income:
Other income, net                                        83           1,098              83             504
                                               -------------   -------------   -------------   -------------


Loss before taxes                                   (47,516)       (139,069)        (16,138)        (44,186)

Income Taxes                                            800             800             800               0
                                               -------------   -------------   -------------   -------------

NET LOSS                                       $    (48,316)   $   (139,869)   $    (16,938)   $    (44,186)
                                               =============   =============   =============   =============

Per share data:
Net loss per share, basic and diluted          $       (.00)   $       (.01)   $       (.00)   $       (.00)
                                               =============   =============   =============   =============

Weighted average number of common and
Common equivalent shares outstanding             17,170,390      17,170,390      17,170,390      17,170,390
                                               =============   =============   =============   =============


        The accompanying notes are an integral part of these statements.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)



                                                                   February 28,
                                                                       2001
                                                                  --------------

Assets

Current Assets
  Cash                                                                $   345
  Accounts receivable, less allowance for doubtful accounts             9,420
  Inventory                                                             4,351
  Prepaid expenses and other current assets                             3,333
                                                                      --------

Total Current Assets                                                   17,449

Land held for investment                                               46,000

Fixed assets, net of accumulated depreciation                             391

Patents, net of accumulated amortization                               11,934
                                                                      --------

Total assets                                                          $ 75,774
                                                                      ========



         The accompanying notes are an integral part of these statements

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      BALANCE SHEET, CONTINUED (UNAUDITED)

                                                                    February 28,
                                                                        2001
                                                                    ------------

Liabilities and Shareholders' Deficit

Current Liabilities


Accounts payable and accrued expenses                               $    21,650
Due to affiliate                                                        311,902
                                                                    ------------

Total Current Liabilities                                               333,552


Shareholders' Equity

Common stock, $.001 par value authorized 50,000,000 shares,
Issued and outstanding 17,170,390                                        17,170
Additional paid-in-capital                                            1,777,388
Accumulated deficit                                                  (2,052,336)
                                                                    ------------

Total Shareholders' Deficit                                            (257,778)
                                                                    ------------

Total Liabilities and Deficit                                       $    75,774
                                                                    ============


        The accompanying notes are an integral part of these statements

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                NINE MONTHS ENDED
                                                                     February 28, February 29,
                                                                        2001        2000
                                                                     ----------   ----------
Cash flows from operating activities:

Net loss                                                             $ (48,316)   $(139,869)

Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                           185        2,071
   Changes in current assets and liabilities:
   Accounts Receivable                                                   2,584          661
   Inventory                                                                26          525
   Prepaid expenses and other current assets                             1,269        1,558
   Accounts payable and other accrued expenses                          12,105        1,754
   Other receivable-consulting                                               0      100,000
                                                                     ----------   ----------

Net cash used in operating activities                                  (32,147)     (33,300)
                                                                     ----------   ----------

Cash flows from investing activities:
   Purchases of property and equipment                                       0       (2,644)
                                                                     ----------   ----------
   Net cash used in investing activities                                     0       (2,644)
                                                                     ----------   ----------

Cash flows provided by financing activities:
   Advances from affiliate                                              29,889       40,405
                                                                     ----------   ----------
   Net cash provided by financing activities                            29,889       40,405
                                                                     ----------   ----------

Net change in cash                                                      (2,258)      (4,461)
                                                                     ----------   ----------

Cash at beginning of year                                                2,603        2,202
                                                                     ----------   ----------

Cash at end of quarter                                               $     345    $   6,663
                                                                     ==========   ==========

The accompanying notes are an integral part of these statements.


                        ALLERGY IMMUNO TECHNOLOGIES, INC.

            STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001

                           Common Stock
                    --------------------------   Additional     Accumu-
                      Number of                   Paid-In       Lated
                       Shares        Amount       Capital       Deficit          Total
                    ------------  ------------  ------------  ------------   ------------
Balances at
May 31, 2000         17,170,390   $    17,170   $ 1,777,388   $(2,004,020)   $  (209,462)


Net loss                      -             -             -       (48,316)       (48,316)
                    ------------  ------------  ------------  ------------   ------------

Balances at
February 28, 2001    17,170,390   $    17,170   $ 1,777,388   $(2,052,336)   $  (257,778)
                    ============  ============  ============  ============   ============






The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

February 28, 2001

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

         The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                             For the Nine Months Ended February 28, 2001
                                                          --------------------------------------------------
                                                             Income               Shares        Per Share
                                                           (Numerator)        (Denominator)       Amount
                                                          --------------    --------------    --------------
Basic EPS -
Loss available to common
Shareholders                                              $     (48,316)       17,170,390     $        (.00)
                                                                                              ==============

Effect of dilutive securities - Options                               -                 -
                                                          --------------    --------------

Diluted EPS -
Loss available to common share-
Holders plus assumed conversions                          $     (48,316)       17,170,390     $        (.00)
                                                          ==============    ==============    ==============


                                                              For the Nine Months Ended February 29, 2000
                                                          --------------------------------------------------
                                                              Income            Shares          Per Share
                                                            (Numerator)      (Denominator)        Amount
                                                          --------------    --------------    --------------

Basic EPS -
Loss available to common
Shareholders                                              $    (139,869)       17,170,390     $        (.01)
                                                                                              ==============

Effect of dilutive securities - Options                               -                 -
                                                          --------------    --------------

Diluted EPS -
Loss available to common share-
Holders plus assumed conversions                          $    (139,869)       17,170,390     $        (.00)
                                                          ==============    ==============    ==============


                                                             For the Three Months Ended February 28, 2001
                                                          --------------------------------------------------
                                                              Income             Shares         Per Share
                                                            (Numerator)      (Denominator)        Amount
                                                          --------------    --------------    --------------

Basic EPS -
Loss available to common
Shareholders                                              $     (16,938)       17,170,390     $        (.00)
                                                                                              ==============

Effect of dilutive securities - Options                               -                 -
                                                          --------------    --------------

Diluted EPS -
Loss available to common share-
Holders plus assumed conversions                          $     (16,938)       17,170,390     $        (.00)
                                                          ==============    ==============    ==============


                                                             For the Three Months Ended February 29, 2000
                                                          --------------------------------------------------
                                                             Income             Shares          Per Share
                                                           (Numerator)       (Denominator)        Amount
                                                          --------------    --------------    --------------

Basic EPS -
Loss available to common
Shareholders                                              $     (44,186)       17,170,390     $        (.00)
                                                                                              ==============

Effect of dilutive securities - Options                               -                 -
                                                          --------------    --------------

Diluted EPS -
Loss available to common share-
Holders plus assumed conversions                          $     (44,186)       17,170,390     $        (.00)
                                                          ==============    ==============    ==============


(5) The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2000 ("Fiscal 2000"), the Company experienced a net loss of $177,786 and during the nine months ended February 28, 2001, a loss of $48,316 (unaudited) and had negative cash flows from operations of $10,961 and $32,147 for the fiscal year and nine months, respectively. In addition, the Company had substantial working capital and shareholders' deficits at February 28, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There can be no assurances that the Company will be able to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

(6) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the company's fourth quarter of fiscal year 2001. Management has completed an evaluation of the effects of this bulletin and does not believe that it will have a materials effect on the Company's financial statements.

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



                              RESULTS OF OPERATIONS

Net sales for Allergy Immuno Technologies were $77,920 or the nine months ended February 28, 2001, as compared to $60,531 for the same period in the previous year. This represents an increase of $17,389, or 29%. For the three months then ended sales were $23,000 as compared to $16,940 in fiscal 2000. This represents an increase of $6,068 or 36%. Cost of sales for the nine months decreased from $67,636 to $65,258 or $2,378 (4%). Cost of sales for the quarter ended February 28, 2001 decreased from $25,579 to $24,180, or $1,399 (5%). Sales increased for the first nine months due to testing services provided by the Company for a large company with respect to a research project they were conducting. Cost of sales as a percentage of sales decreased from 111.7% to 83.8% for the nine months and from 151% to 105% for the quarter ended February 28, 2001 due to higher sales in relation to fixed costs.

Selling, general and administrative costs for the nine months ended February 28, 2001 decreased from $133,062 in fiscal 2000 to $60,261 in fiscal 2001. This represents a decrease of $72,801 (55%). For the quarter then ended selling, general and administrative costs decreased from $36,051 to $15,050, or $21,001 (58%), all of which was due to decreased legal and accounting costs associated with the filing of the Company's Form 10-SB in the prior fiscal year.

During the first quarter of the prior fiscal year the Company received a payment of $100,000 (which was recorded as income in the prior fiscal year) for consulting services and an option to purchase 10,000 Class A Units of Hollister-Stier LLC at a purchase price of $10 per unit.

                         LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2001, the Company had a cash balance of $345 as compared to a $2,603 cash balance as of May 31, 2000. Its current working capital deficit is $316,103 as compared to a deficit of $207,972 as of May 31, 2000.

The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during this fiscal year. As of February 28, 2001 the Company owed Biomerica $311,902. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced.


                                  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2000 ("Fiscal 2000"), the Company experienced a net loss of $177,786 and during the nine months ended February 28, 2001, a loss of $48,316 (unaudited) and had negative cash flows from operations of $70,961 and $32,147 for Fiscal 2000 and the nine months ended February 28, 2001, respectively. In addition, the Company had substantial working capital and shareholders' deficits at February 28, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Inapplicable

Item 5.   OTHER INFORMATION. Inapplicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K. None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 12, 2001




                                               ALLERGY IMMUNO TECHNOLOGIES, INC.


                                                        By: /S/ Zackary S. Irani
                                                            --------------------
                                                                  Zackary Irani,
                                              President, Chief Executive Officer