Form 10KSB
period 2001-05-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2001-08-29
CIK 1082737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
(Fee Required)

                             ----------------------

 FOR THE FISCAL YEAR ENDED MAY 31, 2001       COMMISSION FILE NUMBER 0-26189
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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(X) NO( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)

State issuer's revenues for its most recent fiscal year: $100,270.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 2,941,982 shares held by non-affiliates and the closing price of $.05 per share for Common Stock in the over-the-counter market as of July 2, 2001): $147,099.

Number of shares of the issuer's common stock, par value $.001, outstanding as of August 15, 2001: 17,170,390 shares.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer's information statement for its 2001 Annual Meeting and the Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for Biomerica, Inc.

Transitional Small Business Disclosure Format              YES ( )    NO (X)
--------------------------------------------------------------------------------


                                Table of Contents

PART I        ......................................................................  1
     Item 1.  DESCRIPTION OF BUSINESS..............................................  1
     Item 2.  DESCRIPTION OF PROPERTY..............................................  6
Item 3.       LEGAL PROCEEDINGS....................................................  6
     Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER.....................  6
PART II       ......................................................................  6
     Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............  6
     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS............................................  7
     Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................  8
     Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.............................................  8
PART III      ......................................................................  8
     Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
              THE REGISTRANT; COMPLIANCE WITH SECTION 10(A) OF THE EXCHANGE ACT....  8
     Item 10. EXECUTIVE COMPENSATION...............................................  8
     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......  8
     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................  8
     Item 13. EXHIBITS LITS AND REPORTS ON FORM 8-K................................  9
SIGNATURES    ......................................................................  10
EXHIBIT INDEX ......................................................................  11


                                    PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL
AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE
OR TO BE MADE BY ALLERGY IMMUNO TECHNOLOGIES, INC.) CONTAINS STATEMENTS THAT
ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO CONSUMMATION OF A TRANSACTION, ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OF CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF ALLERGY IMMUNO TECHNOLOGIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S SERVICES, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKET PLACE, AVAILABILITY OF SUPPLIES, ABILITY OF THE COMPANY TO RAISE NEEDED CAPITAL FOR DEVELOPMENT OF NEW PRODUCTS AND ADDITIONAL WORKING CAPITAL FOR CURRENT BUSINESS, HEALTH CARE REGULATIONS AND THE STATE OF THE ECONOMY.

GENERAL
-------

         Allergy Immuno Technologies, Inc. ("AIT" or "The Company") provides clinical testing services to physicians, laboratories and pharmaceutical firms in specialized areas of allergy and immunology. Test samples are sent to the Company's laboratory for evaluation and the results of the tests are reported to the customer (physician, pharmaceutical company or clinical laboratory). All of the Company's current revenues are derived from providing these testing services. The Company's prior research resulted in four patents being issued to the Company covering novel oral and injectable allergy treatments as an alternative to allergy shots.

         The Company's predecessor was originally incorporated in Utah in 1981 under the name Investor's Wealth. In 1985 that company changed its name to Advanced Allergy Research Center, Inc. In June of 1986 NMS Pharmaceuticals, Inc.(now Biomerica, Inc.) invested $350,000 and certain assets pursuant to an Agreement for Purchase of Stock and Transfer of Assets dated May 15, 1986 in exchange for 6,559,064 shares of common stock. Biomerica, Inc. ("Biomerica") now owns approximately 74.6% of the Company's common stock. Biomerica is a global medical company devoted to developing, manufacturing and marketing advanced medical diagnostic products for the early detection of diseases. Biomerica's products are sold to physicians, hospitals, laboratories and drugstores. Allergy Immuno Technologies, Inc. was incorporated in Delaware in 1986. It was qualified as a foreign corporation in California in January 1987. In January 1987 the predecessor Utah corporation merged with and into the Delaware corporation pursuant to an Agreement and Plan of Merger filed on January 20, 1987, with the Secretary of State of Delaware and with the Secretary of State of Utah. The Company's common stock is traded on the Pink Sheets under the stock symbol ALIM.

LABORATORY SERVICES

         AIT currently operates a licensed clinical reference laboratory in Newport Beach, California, for allergy and other esoteric diagnostic testing services. The Company purchases diagnostic products from Biomerica and other manufacturers of diagnostic products. Biomerica does not make competing products to AIT, but rather makes products that the Company may purchase at a discount for use in its clinical laboratory. Being a credited clinical laboratory, AIT provides specialized testing services to large organizations such as Laboratory Corporation of America and Bayer, as well as other clinics and physicians. The laboratory accepts samples from the physicians, laboratories, clinics or pharmaceutical companies, performs the requested test and sends a written report of the test results to the customer. Most of the tests performed relate to allergy or immunology. Examples of some of the commonly performed tests are described below.

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

BASOPHIL HISTAMINE RELEASE (BHR)

         The BHR test can be used to assess the allergic response using human blood in a test tube rather than on humans directly. Since most allergic reactions end ultimately with histamine release, the measurement of histamine is essential in evaluating the effects of allergy.

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

         AIT has succeeded in obtaining four patents pertaining to discoveries for allergy treatment. These are:

         (1) Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,116,612 (issued May 6, 1992).

         (2) Liposome containing immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,049,390 (issued September 17, 1991).

         (3) Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #4,946,945 (issued August 7, 1990).

         (4) Allergen-thymic hormone conjugates for treatment of IgE mediated allergies: U.S. Patent #5,275,814 (issued January 4,1994).

         There can be no assurance or guarantee that the Company can adequately protect its patents or proprietary technology, nor that the Company will ever obtain the funds necessary to commercialize the patented technology.


RESEARCH AND DEVELOPMENT

         During fiscal 2001 the Company did not spend any funds on research and development as compared to $53,000 in fiscal 2000. The Company does not expect to engage in further research and development until the Company obtains additional financing or until the Company enters into a strategic alliance with a partner that would conduct the research needed to bring the products to market. Biomerica has continually advanced the Company operating funds over recent years. Biomerica determined that it could not continue to advance the Company such large funds to cover the costs of continued research. In fiscal 1998 Biomerica invested funds into AIT in order to raise additional capital to continue the research. An alliance that would have been beneficial to the AIT was negotiated with a third party, but did not come to fruition. However, the Company did receive a one-time payment of $100,000 for consulting services and an option to purchase 10,000 Class A Units of Hollister-Stier LLC at a purchase price of $10 per unit.

         The introduction of a new product goes through phases: the formulation of an idea; proving that idea through scientific challenge; determining product feasibility and finally distributing the product for others to benefit from it. Thus far the Company has worked to prove the feasibility and effectiveness of its technology of encapsulating specific allergens with liposomes to act as antagonist to an allergic reaction to that allergen in an individual. The technology has been successfully tested IN VITRO in the Company's laboratories. The technology has also been successfully tested in limited animal models. The above constitutes almost 40% of the work needed to be done in the introduction of a product. The remaining 60% is the regulatory approval, mass production and marketing of the technology in order to create a viable product.


MANUFACTURING

         AIT does not currently perform any manufacturing. The Company would need to develop procedures for manufacturing the encapsulated liposome allergens and related technologies. At this time no work is being done on this due to limited resources. AIT is seeking to collaborate with pharmaceutical companies to produce and market its products.

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

EMPLOYEES

         The Company currently employs one employee who works in the laboratory performing clinical testing. It contracts with Biomerica for a variety of services.


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

         In the U.S. there are currently approximately thirteen competitors in the immunotherapy market, with four holding substantial market shares. These four are led by Hollister-Stier LLC, which gained strength in the market after it merged with Miles Laboratories. Other top competitors include Center Laboratories, ALK and Greer Laboratories. All of these companies have substantially greater resources and business experience than the Company. The technology that the Company would like to develop is an unproven technology. Currently many companies make products for the treatment of allergies. The treatments usually involve the patient undergoing a lengthy series of injections with allergens in order to build up a resistance to same. There are other products in the allergy treatment market which use oral pills and inhalants such as Claritin brand inhalants. However, these technologies afford temporary relief or are discomforting to the patient, while liposome encapsulated allergen products would be designed to give patients longer term relief from allergic reactions.

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

         The Company currently holds an annually renewed clinical laboratory license with the Department of Health Services, State of California. The current license expires December 31, 2001. The Company also holds a clinical laboratory license from the state of Florida. This current license expires November 11, 2002 and is renewed every two years. The Company holds a CLIA Certificate of Compliance, which is a requirement of the Federal government for clinical laboratories. This certificate expires in February 2003 and is renewed every two years. Although the Company has never failed to obtain renewals, its business operations would be materially and adversely affected if it were unable to do so.


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

         Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

         Inapplicable.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

         The Company's Common Stock is traded on the NASDAQ's OTC Bulletin Board under the symbol "ALIM". The high and low closing bid information for the Company's Common Stock during the years ended May 31, 2000 and 2001, is based on information received from Bloomberg, L.P., the Nasdaq Trading and Market Services and a Company market maker.


                                                           High           Low
                                                           ----           ---
Year Ended May 31, 2000:

  Quarter ended May 31, 2000...........................    $.14          $.125

  Quarter ended February 29, 2000......................     .15           .10

  Quarter ended November 30, 1999......................     .15           .05

  Quarter ended August 31, 1999........................     .25           .02

Year Ended May 31, 2001:

  Quarter ended May 31, 2001...........................    $.07          $.07

  Quarter ended February 28, 2001......................     .13           .13

  Quarter ended November 30, 2000......................     .06           .06

  Quarter ended August 31, 2000........................     .11           .11


         The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions. The stock is thinly traded and transactions in the stock are sporadic and infrequent.

         As of May 31, 2001, there were approximately 500 shareholders of record of the Company's common stock and no holders of the Company's preferred stock.

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

         There has been no issuance of stock during the fiscal year ended May 31, 2001.

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

         THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, COMPETITION AND OVERALL MACRO-ECONOMIC CONDITIONS.

GENERAL
-------

         The Company currently generates revenue by providing clinical testing services to doctors, laboratories and pharmaceutical firms in specialized areas of allergy and immunology determinations. Test samples are sent to the Company's laboratory for evaluation and the results of the tests are reported to the customer (doctors or other).

         The Company has obtained four patents on technology relating to the treatment of allergies. Additional financing would be required for the Company to complete the development of its technology. The Company is not expected to engage in further research or development unless it obtains such additional financing. In connection with these efforts, the Company may enter into a strategic alliance or joint venture to finance the cost of such further research and development.

         The Company's laboratory facilities are located next to its office in Newport Beach, California. At the same facilities ancillary support services such as accounting and office support are provided by Biomerica. AIT pays Biomerica a monthly fee of approximately $1,450 for these services.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED MAY 31, 2001, COMPARED TO TWELVE MONTHS ENDED MAY 31, 2000

         Revenues for the year ended May 31, 2001 were $100,270 as compared to $79,976 in the prior year period. This represents an increase of $20,294 or 25% from the previous period. The Company performed some testing for a company per-forming a research project, which contributed to the increase in sales. Cost of sales as a percentage of sales decreased from 118% to 87% due to lower material costs and wages.

         General and administrative expenses decreased from $111,899 to $79,026 during the twelve-month period ended May 31, 2001, as compared to the twelve month period ended May 31, 2000. The decrease was $32,873 or 29%. The decrease was due to lower legal and accounting costs during fiscal 2001 as compared to the prior year where there were high costs related to new SEC filing requirements and the initial filing of the Company's 10-SB. For the year ended May 31, 2001 research and development expenses were $0 compared to $52,700 for the same period in fiscal 2000. The decrease was due to a research project in fiscal 2000, which was terminated before fiscal 2001.

         Other income increased for the year ended May 31, 2001 to $3,884 from $1,098 due to income realized on the sale of the land in fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2001, the Company had cash of $9,455 compared to $2,603 for the previous year. Its current working capital deficit was $283,207 as compared to a deficit of $267,972 for the previous year.

         The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during fiscal 2002. Biomerica will not be able to fund operations as in the past. As of May 31, 2001 the Company owed Biomerica $295,825. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced. However, there can be no assurance that Biomerica will accept the Company's stock as repayment in the future.

Going Concern

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2001 ("Fiscal 2001"), the Company experienced a net loss of $62,654 and had negative cash flows from operations of $42,809. In addition, the Company had substantial working capital and shareholders' deficits at May 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Inapplicable.

                                    PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
         -------------------------------------------------------------------
         REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ---------------------------------------------------------

         This information is incorporated by reference to the Company's information statement for its 2001 Annual Meeting of Stockholders which will be filed not later than 120 days After the end of the Company's fiscal year ended May 31, 2001.


Item 10. EXECUTIVE COMPENSATION
         ----------------------

         This information is incorporated by reference to the Company's information statement for its 2001 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2001.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         ---------------------------------------------------------------

         This information is incorporated by reference to the Company's information statement for its 2001 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2001.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         This information is incorporated by reference to the Company's information statement for its 2001 Annual Meeting of Stockholders which will be filed not later than 120 days after the end of the Company's fiscal year ended May 31, 2001.

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

99.1 Allergy Immuno Technologies, Inc. Consolidated Financial Statements for the Year Ended May 31, 2001 and 2000 and Independent Auditors' Report.



Reports on Form 8-K
-------------------

None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2001


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



Signature and Capacity
----------------------


/s/ Zackary S. Irani                    Dated August 29, 2001
--------------------------                    ------------------
Zackary S. Irani
Chief Executive Officer,
Chairman of the Board and
Director

/s/ Janet Moore                         Dated August 29, 2001
--------------------------                    ------------------
Janet Moore
Chief Financial Officer,
Chief Accounting Officer and
Director

/s/ Robert A. Orlando                   Dated August 29, 2001
--------------------------                    ------------------
Robert A. Orlando, M.D., Ph.D.
Director

/s/ Susan H. Irani                      Dated August 29, 2001
---------------------------                   -------------------
Susan H. Irani
Director

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

3.2                Bylaws of the Registrant*

16.1               Letter on Change of Certifying Accountant*

99.1               Allergy Immuno Technologies, Inc. Financial**
                   Statements for the Year Ended May 31, 2001
                   And 2000 and Independent Auditors' Report






-------------------

* Previously filed and incorporated by reference to the Company's Form 10-SB Registration Statement filed May 25, 1999 with the Securities and Exchange Commission.

**       Being filed herewith.