Form 10QSB
period 2001-08-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2001-10-19
CIK 1082737

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

x        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934
--

For the Quarter Period Ended August 31, 2001
                             ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,170,390 shares of Common Stock as of October 12, 2001.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                                      INDEX

PART I  FINANCIAL INFORMATION

ITEM 1.       Financial Statements:


Statements of Operations - Three Months
Ended August 31, 2001 and 2000.................................................2


Balance Sheet - August 31, 2001............................................3 & 4


Statements of Cash Flows
Three Months Ended August 31, 2001 and 2000....................................5


Statement of Changes in Shareholders' Deficit -
Three Months Ended August 31, 2001.............................................6


Notes to Financial Statements................................................7-9


Management's Discussion and Analysis of Financial Condition
and Selected Financial Data.................................................9-10


PART II.      Other Information...............................................11


Signatures  ..................................................................12

                         PART I - FINANCIAL INFORMATION
                        SUMMARIZED FINANCIAL INFORMATION

                        ALLERGY IMMUNO TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended
                                                    August 31,       August 31,
                                                        2001           2000
                                                  -------------    -------------
Net sales                                         $     15,514     $     33,054

Cost of sales                                           19,494           23,065
                                                  -------------    -------------
Gross (loss) profit                                     (3,980)           9,989

Operating Expenses:
Selling, general and administrative                     17,993           25,165
                                                  -------------    -------------
Total operating expenses                                17,993           25,165

Operating Loss                                         (21,973)         (15,176)
                                                  -------------    -------------

Loss before taxes                                      (21,973)         (15,176)

Income Taxes                                                 0                0
                                                  -------------    -------------

NET LOSS                                               (21,973)         (15,176)
                                                  =============    =============

Per share data:
Net loss per share, basic and diluted             $       (.00)    $       (.00)
                                                  =============    =============

Weighted average number of common and Common
equivalent shares outstanding                       17,170,390       17,170,390
                                                  =============    =============

        The accompanying notes are an integral part of these statements.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)



                                                                      August 31,
                                                                         2001
                                                                      ----------
Assets

Current Assets
  Cash                                                                 $  3,117
  Accounts receivable, less allowance for doubtful accounts               6,499
  Inventory                                                               2,880
  Prepaid expenses and other current assets                               3,700
                                                                       ---------

Total Current Assets                                                     16,196

Fixed assets, net of accumulated depreciation                               320

Patents, net of accumulated amortization                                 10,724
                                                                       ---------

Total assets                                                           $ 27,240
                                                                       =========


        The accompanying notes are an integral part of these statements.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      BALANCE SHEET, CONTINUED (UNAUDITED)

                                                                     August 31,
                                                                        2001
                                                                    ------------

Liabilities and Shareholders' Deficit

Current Liabilities


Accounts payable and accrued expenses                               $    17,677
Due to affiliate                                                        303,652
                                                                    ------------

Total Current Liabilities                                               321,329


Shareholders' Equity

Common stock, $.001 par value authorized 50,000,000 shares,              17,170
 issued and outstanding 17,170,390
Additional paid-in-capital                                            1,777,388
Accumulated deficit                                                  (2,088,647)
                                                                    ------------

Total Shareholders' Deficit                                            (294,089)
                                                                    ------------

Total Liabilities and Deficit                                       $    27,240
                                                                    ============


The accompanying notes are an integral part of these statements.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Three Months Ended
                                                        August 31,    August 31,
                                                           2001         2000
                                                        ---------     ---------
Cash flows from operating activities:

Net loss                                                ($21,973)     ($15,176)

Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                              47           387
   Changes in current assets and liabilities:
    Accounts Receivable                                      975        (4,775)
    Inventory                                                889          (438)
    Prepaid expenses and other current assets                (47)        1,726
    Accounts payable and other accrued expenses            5,944        10,956
                                                        ---------     ---------

Net cash used in operating activities                    (14,165)       (7,320)
                                                        ---------     ---------


Cash flows provided by financing activities:
   Advances from affiliate                                 7,827        13,649
                                                        ---------     ---------
   Net cash provided by financing activities               7,827        13,649
                                                        ---------     ---------

Net change in cash                                        (6,338)        6,329
                                                        ---------     ---------

Cash at beginning of year                                  9,455         2,603
                                                        ---------     ---------

Cash at end of quarter                                  $  3,117      $  8,932
                                                        =========     =========

The accompanying notes are an integral part of these statements.


                                  ALLERGY IMMUNO TECHNOLOGIES, INC.

                      STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

                             FOR THE THREE MONTHS ENDED AUGUST 31, 2001



                             Common Stock
                     -----------------------------     Additional       Accumu-
                     Number of                         Paid-In          lated
                     Shares           Amount           Capital          Deficit           Total
                     ------------     ------------     ------------     ------------      ------------
Balances at
May 31, 2001          17,170,390      $    17,170      $ 1,777,388      $(2,066,674)      $  (272,116)


Net loss                       -                -                -          (21,973)          (21,973)
                     ------------     ------------     ------------     ------------      ------------

Balances at
August 31, 2001       17,170,390      $    17,170      $ 1,777,388      $(2,088,647)      $  (294,089)
                     ============     ============     ============     ============      ============



The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

August 31, 2001

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for a summary of significant accounting policies utilized by the Company.

(2) The accompanying condensed consolidated balance sheet at August 31, 2001, and the condensed consolidated statements of operations and cash flows for the three months ended August, 31, 2001 and 2000, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

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

       The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                            For the Three Months Ended August 31, 2001
                                              ---------------------------------------------------------------------
                                              Income                    Shares                 Per Share
                                              (Numerator)               (Denominator)          Amount
                                              ----------------------    -------------------    --------------------
Basic EPS -
Loss available to common
Shareholders                                       $(21,973)                17,170,390                $(.00)
                                                                                               ====================

Effect of dilutive securities - Options                     -                        -
                                              ----------------------    -------------------

Diluted EPS -
Loss available to common share-
holders plus assumed conversions                   $(21,973)                17,170,390                $(.00)
                                              ======================    ===================    ====================


                                                            For the Three Months Ended August 31, 2000
                                              ---------------------------------------------------------------------
                                              Income                    Shares                 Per Share
                                              (Numerator)               (Denominator)          Amount
                                              ----------------------    -------------------    --------------------

Basic EPS -
Loss available to common
Shareholders                                       $(15,176)               17,170,390                ($.00)
                                                                                               ====================

Effect of dilutive securities - Options                    -                        -
                                              ----------------------    -------------------

Diluted EPS -
Loss available to common share-
holders plus assumed conversions                   $(15,176)               17,170,390                ($.00)
                                              ======================    ===================    ====================

(5) The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2001 ("Fiscal 2000"), the Company experienced a net loss of $62,654 and during the three months ended August 31, 2001, a loss of $21,973 (unaudited) and had negative cash flows from operations of $42,809 and $14,165 for the fiscal year and three months, respectively. In addition, the Company had substantial working capital and shareholders' deficits at August 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position of the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a materials impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill And Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with Earlier adoption permitted. The Company does not expect that SFAS 142 will have a material impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.


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

                              RESULTS OF OPERATIONS

Net sales for Allergy Immuno Technologies (AIT) were $15,514 for the three months ended August 31, 2001, as compared to $33,054 for the same period in the previous year. This represents a decrease of $17,540, or 53.1%. The decrease was a result of additional testing services provided to a company doing a research project in the last fiscal year. Cost of sales for the quarter ended August 31, 2001 decreased from $23,065 to $19,494, or $3,571 (15.5%). Cost of sales as a percentage of sales increased from 69.8% to 125.7% for the three months ended August 31, 2001 due to lower sales in relation to fixed costs.

Selling, general and administrative costs for the three months ended August 31, 2001 decreased from $25,165 in fiscal 2000 to $17,993 in fiscal 2001. This represents a decrease of $7,172 (28.5%) as a result of lower legal and accounting fees.

                         LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2001, the Company had a cash balance of $3,117 as compared to a $9,455 cash balance as of May 31, 2001. Its current working capital deficit is $305,133 as compared to a deficit of $283,207 as of May 31, 2001.

The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during this fiscal year. Biomerica will not be able to fund operations as in the past. As of August 31, 2001 the Company owed Biomerica $303,652. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced. However, there can be no assurance that Biomerica will accept the Company's stock as payment in the future.

                                  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2001 ("Fiscal 2001") and for the three months ended August 31, 2001, the Company experienced a net loss of $62,654 and $21,973, respectively and had negative cash flows from operations of $42,809 and $14,165 for Fiscal 2001 and the three months ended August 31, 2001, respectively. In addition, the Company had substantial working capital and shareholders' deficits at August 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


There can be no assurances that the Company will be able to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

     WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITIES MEASURES IN RESPONSE TO TERRORISM:

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

Date:  October 15, 2001




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