Form 10QSB
period 2001-11-30
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2002-01-22
CIK 1082737

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Period Ended November 30, 2001
                                      -----------------

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

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                                      INDEX

                          PART I FINANCIAL INFORMATION


ITEM 1. Financial Statements:


         Statements of Operations (unaudited) - Six Months and Three Months
         Ended November 30, 2001 and 2000......................................2


         Balance Sheet (unaudited) - November 30, 2001.....................3 & 4


         Statements of Cash Flows (unaudited) Six Months Ended November
         30, 2001 and 2000.....................................................5


         Statement of Changes in Shareholders' Deficit (unaudited)
         - Six Months Ended November 30, 2001..................................6


         Notes to Financial Statements......................................7-9


         Management's Discussion and Analysis of Financial Condition and
         Selected Financial Data...........................................10-11


PART II. Other Information....................................................12


         Signatures...........................................................13


                                                  PART I - FINANCIAL INFORMATION
                                                 SUMMARIZED FINANCIAL INFORMATION

                                                 ALLERGY IMMUNO TECHNOLOGIES, INC.
                                               STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       Six Months Ended               Three Months Ended
                                                         November 30,                    November 30,
                                                   2001             2000           2001             2000
                                               -------------   -------------   -------------   -------------
Net sales..................................    $     28,771    $     54,912    $     13,257    $     21,858

     Cost of sales.........................          38,494          41,078          19,000          18,013
                                               -------------   -------------   -------------   -------------

     Gross (loss) profit...................          (9,723)         13,834          (5,743)          3,845
                                               -------------   -------------   -------------   -------------

Operating Expenses:
     Selling, general and administrative...          34,227          45,212          16,234          20,047
                                               -------------   -------------   -------------   -------------
Total operating expenses...................          34,227          45,212          16,234          20,047
                                               -------------   -------------   -------------   -------------

Operating Loss.............................         (43,950)        (31,378)        (21,977)        (16,202)

Other income:
     Other income, net.....................               4               0               4               0
                                               -------------   -------------   -------------   -------------


Loss before taxes..........................         (43,946)        (31,378)        (21,973)        (16,202)

Income Taxes...............................               0               0               0               0
                                               -------------   -------------   -------------   -------------

NET LOSS...................................    $    (43,946)   $    (31,378)   $    (21,973)   $    (16,202)
                                               =============   =============   =============   =============

Per share data:
     Net loss..............................    $       (.00)   $       (.00)   $       (.00)   $       (.00)
                                               =============   =============   =============   =============

Weighted average number of common and Common
equivalent shares outstanding..............      17,170,390      17,170,390      17,170,390      17,170,390
                                               =============   =============   =============   =============


                            The accompanying notes are an integral part of these statements.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)



                                                                    November 30,
                                                                       2001
                                                                    ------------

Assets

Current Assets
    Cash ........................................................... $       528
    Accounts receivable, less allowance for doubtful accounts ......       7,843
    Inventory ......................................................       2,670
    Prepaid expenses and other current assets ......................       2,474
                                                                    ------------

          Total Current Assets .....................................      13,515



Fixed assets, net of accumulated depreciation ......................         296

Patents, net of accumulated amortization ...........................      10,679
                                                                    ------------

Total assets ....................................................... $    24,490
                                                                    ============







        The accompanying notes are an integral part of these statements

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      BALANCE SHEET, CONTINUED (UNAUDITED)

                                                                   November 30,
                                                                       2001
                                                                   ------------

Liabilities and Shareholders' Deficit

Current Liabilities


     Accounts payable and accrued expenses .....................   $    29,036
     Due to affiliate ..........................................       311,516
                                                                   ------------

          Total Current Liabilities ............................       340,552


Shareholders' Equity

     Common stock, $.001 par value authorized 50,000,000 shares,
       Issued and outstanding 17,170,390 .......................        17,170
     Additional paid-in-capital ................................     1,777,388
     Accumulated deficit .......................................    (2,110,620)
                                                                   ------------

Total Shareholders' Deficit ....................................      (316,062)
                                                                   ------------

Total Liabilities and Shareholders' Deficit ....................   $    24,490
                                                                   ============


        The accompanying notes are an integral part of these statements.


                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

                                                            2001            2000
                                                        ------------   ------------
Cash flows from operating activities:

Net loss ............................................   $   (43,946)   $   (31,378)

Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization ..................           116             60
     Changes in current assets and liabilities:
       Accounts Receivable ..........................          (369)           606
       Inventory ....................................         1,099           (848)
       Prepaid expenses and other current assets ....         1,179          1,447
       Accounts payable and other accrued liabilities        17,303          8,651
                                                        ------------   ------------

Net cash used by operating activities ...............       (24,618)       (21,462)
                                                        ------------   ------------



Cash flows provided by financing activities:
    Advances from affiliate .........................        15,691         22,935
                                                        ------------   ------------
Net cash provided by financing activities ...........        15,691         22,935
                                                        ------------   ------------

Net change in cash ..................................        (8,927)         1,473
                                                        ------------   ------------

Cash at beginning of year ...........................         9,455          2,603
                                                        ------------   ------------

Cash at end of quarter ..............................   $       528    $     4,076
                                                        ============   ============

        The accompanying notes are an integral part of these statements.


                        ALLERGY IMMUNO TECHNOLOGIES, INC.

            STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001



                              Common Stock
                      --------------------------  Additional
                        Number of                   Paid-In     Accumulated
                         Shares        Amount       Capital       Deficit         Total
                      ------------  ------------  ------------  ------------   ------------
Balances at
  May 31, 2001 ....    17,170,390   $    17,170   $ 1,777,388   $(2,066,674)   $  (272,116)


Net loss ..........            --            --            --       (43,946)       (43,946)
                      ------------  ------------  ------------  ------------   ------------

Balances at
  November 30, 2001    17,170,390   $    17,170   $ 1,777,388   $(2,110,620)   $  (316,062)
                      ============  ============  ============  ============   ============






             The accompanying notes are an integral part of these statements.

                                       6

                          NOTES TO FINANCIAL STATEMENTS


November 30, 2001

(1) Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for a summary of significant accounting policies utilized by the Company.

(2) The accompanying condensed consolidated balance sheet at November 30, 2001, and the condensed consolidated statements of operations and cash flows for the six months ended November 30, 2001 and 2000, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

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

       The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                 For the Six Months Ended November 30, 2001
                                                   ---------------------------------------------------------------------
                                                           Income                  Shares                Per Share
                                                        (Numerator)            (Denominator)              Amount
                                                   ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..............................       $(43,946)                 17,170,390                ($.00)
                                                                                                    ====================

Effect of dilutive securities - Options.........              -                           -
                                                   ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..........       $(43,946)                 17,170,390                $(.00)
                                                   ======================    ===================    ====================


                                                                For the Six Months Ended November 30, 2000
                                                   ---------------------------------------------------------------------
                                                          Income                  Shares                Per Share
                                                        (Numerator)            (Denominator)              Amount
                                                   ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..............................       $(31,378)                 17,170,390                ($.00)
                                                                                                    ====================

Effect of dilutive securities - Options.........              -                           -
                                                   ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..........       $(31,378)                 17,170,390                ($.00)
                                                   ======================    ===================    ====================


                                                                For the Three Months Ended November 30, 2001
                                                   ---------------------------------------------------------------------
                                                           Income                   Shares                Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                   ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..............................       $(21,973)                 17,170,390                ($.00)
                                                                                                    ====================

Effect of dilutive securities - Options.........              -                           -
                                                   ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..........       $(21,973)                 17,170,390                $(.00)
                                                   ======================    ===================    ====================


                                                                For the Three Months Ended November 30, 2000
                                                   ---------------------------------------------------------------------
                                                           Income                   Shares                Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                   ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..............................       $(16,202)                 17,170,390                ($.00)
                                                                                                    ====================

Effect of dilutive securities - Options.........              -                           -
                                                   ----------------------    -------------------

Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..........       $(16,202)                 17,170,390                ($.00)
                                                   ======================    ===================    ====================

(5) The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2001 ("Fiscal 2001"), the Company experienced a net loss of $62,654 and during the two quarters, a loss of $43,496 (unaudited), and had negative cash flows from operations of $42,809 and $24,618 for the fiscal year and six months, respectively. In addition, the Company had substantial working capital and shareholders' deficits at November 30, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the company's fourth quarter of fiscal year 2001. Management has completed an evaluation of the effects of this bulletin and does not believe that it will have a material effect on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position of the Company.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

     Net sales for Allergy Immuno Technologies were $28,771 for the six months ended November 30, 2001 as compared to $54,912 for the same period in the previous year. This represents a decrease of $26,141, or 47.6%. For the three months then ended sales were $13,257 as compared to $21,858 in fiscal 2001. This represents a decrease of $8,601 or 39.3%. Cost of sales for the six months decreased from $41,078 to $38,494, or $2,584 (6.3%). Cost of sales for the quarter ended November 30, 2001 increased to $19,000 compared to $18,013 for the same quarter ended in the previous year. This represents an increase of $987, or 5.5%. Cost of sales as a percentage of sales increased from 74.8% to 133.8% for the six months and from 82.4% to 143.3% for the quarter ended November 30, 2001 due to lower sales in relation to fixed costs.

    Selling, general and administrative costs for the six months ended November 30, decreased from $45,212 in fiscal 2001 to $34,227 in fiscal 2002. This represents a decrease of $10,985 (24.3%). For the quarter then ended selling, general and administrative costs decreased from $20,047 to $16,234, or $3,813 (19.0%).

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2001, the Company had a cash balance of $528 as compared to a $4,076 balance in the previous year. Its current working capital deficit is $327,037 as compared to a deficit of $299,290 for the previous year.

       The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during this fiscal year. As of November 30, 2001 the Company owed Biomerica $311,516. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced. However, there can be no assurance that Biomerica will accept the Company's stock as payment in the future or that it will advance any further funds to AIT.

GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2001 ("Fiscal 2001"), the Company experienced a net loss of $62,654 and during the two quarters, a loss of $43,496 (unaudited), and had negative cash flows from operations of $42,809 and $24,618 for the fiscal year and six months, respectively. In addition, the Company had substantial working capital and shareholders' deficits at November 30, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Date:  January 21, 2002




                                          ALLERGY IMMUNO TECHNOLOGIES, INC.


                                          By: /S/ Zackary S. Irani
                                              -----------------------------
                                          Zackary Irani,
                                          President, Chief Executive Officer