Form 10QSB
period 2002-02-28
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2002-04-15
CIK 1082737

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Period Ended February 28,2002
                                      ----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,170,390 shares of Common Stock as of April 9, 2002.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                                      INDEX

                          PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements:


         Statements of Operations (unaudited) - Nine Months and Three Months
         Ended February 28, 2002 and 2001......................................2


         Balance Sheet (unaudited) - February 28, 2002.....................3 & 4


         Statements of Cash Flows (unaudited)
         Nine Months Ended February 28, 2002 and 2001..........................5


         Statement of Changes in Shareholders' Deficit (unaudited) -
         Nine Months Ended February 28, 2002...................................6


         Notes to Financial Statements......................................7-10


         Management's Discussion and Analysis of Financial Condition
         and Selected Financial Data.......................................11-12


PART II. Other Information....................................................13


         Signatures...........................................................14


                                        PART I - FINANCIAL INFORMATION
                                       SUMMARIZED FINANCIAL INFORMATION

                                       ALLERGY IMMUNO TECHNOLOGIES, INC.
                                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Nine Months Ended                   Three Months Ended
                                                            February 28,                          February 28,
                                                       2002              2001                2002              2001
                                                  -------------      -------------      -------------      -------------
Net sales ..................................      $     41,453       $     77,920       $     12,682       $     23,008

     Cost of sales .........................            57,638             65,258             19,144             24,180
                                                  -------------      -------------      -------------      -------------
     Gross profit (loss) ...................           (16,185)            12,662             (6,462)            (1,172)
                                                  -------------      -------------      -------------      -------------

Operating Expenses:
     Selling, general and administrative ...            49,923             60,261             15,696             15,049
     Research and development ..............                 0                  0                  0                  0
                                                  -------------      -------------      -------------      -------------
Total operating expenses ...................            49,923             60,261             15,696             15,049
                                                  -------------      -------------      -------------      -------------

Operating Loss .............................           (66,108)           (47,599)           (22,158)           (16,221)

Other income:
     Other income, net .....................                26                 83                 22                 83
                                                  -------------      -------------      -------------      -------------


Loss before taxes ..........................           (66,082)           (47,516)           (22,136)           (16,138)

Income Taxes ...............................               800                800                800                800
                                                  -------------      -------------      -------------      -------------

NET LOSS ...................................      $    (66,882)      $    (48,316)      $    (22,936)      $    (16,938)
                                                  =============      =============      =============      =============

Per share data:
     Net loss ..............................      $       (.00)      $       (.00)      $       (.00)      $       (.00)
                                                  =============      =============      =============      =============

Weighted average number of common and Common
equivalent shares outstanding ..............        17,170,390         17,170,390         17,170,390         17,170,390
                                                  =============      =============      =============      =============


                       The accompanying notes are an integral part of these statements.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                            BALANCE SHEET (UNAUDITED)



                                                                    February 28,
                                                                       2002
                                                                     --------

Assets

Current Assets

    Cash .........................................................    $   905
    Accounts receivable, less allowance for doubtful accounts ....      4,032
    Inventory ....................................................      2,600
    Prepaid expenses and other current assets ....................      1,301
                                                                      --------

          Total Current Assets ...................................      8,838



Fixed assets, net of accumulated depreciation ....................        249

Patents, net of accumulated amortization .........................      9,887
                                                                      --------

Total assets .....................................................    $18,974
                                                                      ========


The accompanying notes are an integral part of these statements

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      BALANCE SHEET, CONTINUED (UNAUDITED)



                                                                    February 28,
                                                                        2002
                                                                    ------------

Liabilities and Shareholders' Deficit

Current Liabilities

     Accounts payable and accrued expenses .....................    $    45,957
     Due to affiliate ..........................................        312,015
                                                                    ------------

          Total Current Liabilities ............................        357,972


Shareholders' Equity

     Common stock, $.001 par value authorized 50,000,000 shares,
       Issued and outstanding 17,170,390 .......................         17,170
     Additional paid-in-capital ................................      1,777,388
     Accumulated deficit .......................................     (2,133,556)
                                                                    ------------

Total Shareholders' Deficit ....................................       (338,998)
                                                                    ------------

Total Liabilities and Deficit ..................................    $    18,974
                                                                    ============


The accompanying notes are an integral part of these statements.

                        ALLERGY IMMUNO TECHNOLOGIES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                  NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001



                                                          2002           2001
                                                        ---------      ---------
Cash flows from operating activities:

Net loss ............................................   $(66,882)      $(48,316)

Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization ..................        955            185
     Changes in current assets and liabilities:
       Accounts Receivable ..........................      3,442          2,584
       Inventory ....................................      1,169             26
       Prepaid expenses and other current assets ....      2,352          1,269
       Accounts payable and other accrued liabilities     34,224         12,105
                                                        ---------      ---------

Net cash used in operating activities ...............    (24,740)       (32,147)
                                                        ---------      ---------


Cash flows from financing activities:
    Advances from affiliate .........................     16,190         29,889
                                                        ---------      ---------
Net cash used in financing activities ...............     16,190         29,889
                                                        ---------      ---------

Net change in cash ..................................     (8,550)        (2,258)

Cash at beginning of year ...........................      9,455          2,603
                                                        ---------      ---------

Cash at end of quarter ..............................   $    905       $    345
                                                        =========      =========

The accompanying notes are an integral part of these statements.


                                       ALLERGY IMMUNO TECHNOLOGIES, INC.

                           STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

                                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002

                                  Common Stock
                          -----------------------------     Additional       Accumu-
                          Number of                         Paid-In          Lated
                          Shares           Amount           Capital          Deficit           Total
                          ------------     ------------     ------------     ------------      ------------
Balances at
  May 31, 2001             17,170,390      $    17,170      $ 1,777,388      $(2,066,674)      $  (272,116)


Net loss                            -                -                -          (66,882)          (66,882)
                          ------------     ------------     ------------     ------------      ------------

Balances at
  February  28, 2002       17,170,390      $    17,170      $ 1,777,388      $(2,133,556)      $ ( 338,998)
                          ============     ============     ============     ============      ============


The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   Unaudited

February 28, 2002

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

       The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                                       For the Nine Months Ended February 28, 2002
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..................................          $(66,882)               17,170,390                    ($.00)
                                                                                                           ====================
Effect of dilutive securities - Options.............                 -                         -
                                                          ----------------------    -------------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............          $(66,882)               17,170,390                    $(.00)
                                                          ======================    ===================    ====================


                                                                       For the Nine Months Ended February 28, 2001
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..................................          $(48,316)               17,170,390                   ($.00)
                                                                                                           ====================
Effect of dilutive securities - Options.............                 -                         -
                                                          ----------------------    -------------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............          $(48,316)               17,170,390                    ($.00)
                                                          ======================    ===================    ====================


                                                                       For the Three Months Ended February 28, 2002
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..................................          $(22,936)               17,170,390                    ($.00)
                                                                                                           ====================
Effect of dilutive securities - Options.............                 -                         -
                                                          ----------------------    -------------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............          $(22,936)               17,170,390                    $(.00)
                                                          ======================    ===================    ====================


                                                                       For the Three Months Ended February 28, 2001
                                                          ---------------------------------------------------------------------
                                                                  Income                   Shares                Per Share
                                                                (Numerator)            (Denominator)              Amount
                                                          ----------------------    -------------------    --------------------
Basic EPS -
     Loss available to common
      Shareholders..................................          $(16,938)               17,170,390                    ($.00)
                                                                                                           ====================
Effect of dilutive securities - Options.............                 -                         -
                                                          ----------------------    -------------------
Diluted EPS -
     Loss available to common share-
      Holders plus assumed conversions..............          $(16,938)               17,170,390                    ($.00)
                                                          ======================    ===================    ====================


(5) The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2001 ("Fiscal 2001"), the Company experienced a net loss of $62,654 and during the nine months, a loss of $66,882 and had negative cash flows from operations of $42,809 and $24,740 for the fiscal year and nine months, respectively. In addition, the Company had substantial working capital and shareholders' deficits at February 28, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       There can be no assurances that the Company will be able to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

(6)    Recent Accounting Pronouncements
       --------------------------------

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

       In August 2001, FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company's financial statements beginning December 1, 2002. The Company is currently evaluating the impact, if any, the implementation of this Statement will have on the Company's financial position and results of operations.

(7) On March 15, 2002, the Company discontinued operations of the clinical laboratory due to continuing operating losses and lack of capital to sustain those losses. The Company is currently exploring other business options. The Company intends to keep current with its SEC filings as required.

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


RESULTS OF OPERATIONS

       Net sales for Allergy Immuno Technologies were $41,453 for the nine months ended February 28, 2002, as compared to $77,920 for the same period in the previous year. This represents a decrease of $36,467 or 46.8%. For the three months then ended sales were $12,682 as compared to $23,008 in fiscal 2001. This represents a decrease of $10,326 or 44.9%. The decrease in sales was primarily due to a contract research account in the prior fiscal year. Cost of sales for the nine months decreased from $65,258 to $57,638 or $7,620 (11.7%). Cost of sales for the quarter ended February 28, 2002 decreased to $19,144 compared to $24,180 for the same quarter ended in the previous year. This represents a decrease of $5,036 or 20.8%. Cost of sales as a percentage of sales increased from 83.8% to 139.0% for the nine months and from 105.1% to 151.0% for the quarter ended February 28, 2002, due to lower sales in relation to fixed costs.

       Selling, general and administrative costs for the nine months ended February 28, 2002, decreased from $60,261 in fiscal 2001 to $49,923 in fiscal 2002. This represents a decrease of $10,338 (17.2%) which was attributable to a decrease in accounting fees as well as other administrative expenses. For the quarter then ended selling, general and administrative costs increased from $15,049 to $15,696, or $647 (4.3%).


LIQUIDITY AND CAPITAL RESOURCES

       As of February 28, 2002, the Company had a cash balance of $905 as compared to a $345 balance in the previous year. Its current working capital deficit is $349,134 as compared to a deficit of $316,103 for the previous year.

       The Company has been experiencing losses and has had to rely on borrowings from Biomerica, Inc., which owns approximately 74.6% of the outstanding stock of AIT. Management believes that losses will continue during this fiscal year. As of February 28, 2002, the Company owed Biomerica $312,015. Biomerica is not charging the Company interest on the advances and has not determined any date of repayment. In the past Biomerica has taken the Company's stock as repayment for cash advanced. However, there can be no assurance that Biomerica will accept the Company's stock as payment in the future and it does not intend to advance any further funds to AIT.

 GOING CONCERN

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended May 31, 2001 ("Fiscal 2001"), the Company experienced a net loss of $62,654 and during the nine months, a loss of $66,882 and had negative cash flows from operations of $42,809 and $24,740 for the fiscal year and nine months, respectively. In addition, the Company had substantial working capital and shareholders' deficits at February 28, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       On March 15, 2002, the Company discontinued operations of the clinical laboratory due to continuing operating losses and lack of capital to sustain those losses. The Company is currently exploring other business options. The Company intends to keep current with its SEC filings as required.

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

Date: April 9, 2002




                                              ALLERGY IMMUNO TECHNOLOGIES, INC.


                                              By: /S/ Zackary S. Irani
                                                  -----------------------------
                                              Zackary Irani,
                                              President, Chief Executive Officer