Form 10KSB
period 2002-05-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2002-10-03
CIK 1082737

=============================================================================
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             ---------------

                               FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

                         ----------------------

 FOR THE FISCAL YEAR ENDED MAY 31, 2002       COMMISSION FILE NUMBER
 --------------------------------------       -------------------------------

                    ALLERGY IMMUNO TECHNOLOGIES, INC.
                 (Small Business Issuer in its Charter)
                 --------------------------------------

State or other jurisdiction of incorporation or organization: DELAWARE

I.R.S. Employer Identification No.: 95-3937129

8540 Cinder Bed Road  Suite 300 Newington, VA                     22122
---------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)

     Issuer's Telephone Number:                              (571)642-0488
     --------------------------                              --------------

     Securities registered under Section 12(b) of the Exchange Act:
     ------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(X) NO( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $ 46,331.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 3,346,023 shares held by non-affiliates and the closing price of $.02 per share for Common Stock in the over-the-counter market as of August 30, 2002): $66,921.

Number of shares of the issuer's common stock, par value $.001, outstanding as of August 30, 2002: 17,978,948 shares.

Transitional Small Business Disclosure Format              YES ( )    NO (X)
---------------------------------------------------

                            Table of Contents
                            -----------------

PART I	3
Item 1.  DESCRIPTION OF BUSINESS	3
Item 2.  DESCRIPTION OF PROPERTY	6
Item 3.  LEGAL PROCEEDINGS	6
Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	6
PART II	7
Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	7
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	7
Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10
Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND	10
FINANCIAL DISCLOSURE	10
PART III	10
Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE	10
REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	10
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	12
Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K	12
EXHIBIT TABLE	14
EXHIBIT 3.1   Certificate of Incorporation of Allergy Immuno Technologies,
Inc.	14
EXHIBIT 3.2   Certificate of Amendment of Certificate of Incorporation of
Allergy Immuno Technologies, Inc.	22
EXHIBIT 3.3   Bylaws of Allergy Immuno Technologies, Inc.	23
EXHIBIT 10.1   General Assignment Agreement by and Between Allergy Immuno
Technologies, Inc. and Biomerica, Inc.	31
EXHIBIT 99.1   Allergy Immuno Technologies, Inc. Consolidated Financial
Statements for the Year Ended May 31, 2002 and 2001 and Independent Auditors'
Report.	34


=============================================================================

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

=============================================================================
                                PART I

Item 1.  DESCRIPTION OF BUSINESS
-----------------------


GENERAL
-------

RECENT CHANGES IN OUR OPERATIONS

    Allergy Immuno Technologies, Inc. (the "Company," "Allergy," "we," or "our"), has historically provided clinical testing services to physicians, laboratories and pharmaceutical firms in specialized areas of allergy and immunology. However, in March of 2002, Allergy's board resolved to terminate Allergy's operations. Allergy's then board of directors made this decision because Allergy was not profitable, and Allergy became a financial burden on Biomerica, its former majority shareholder. Thus, Allergy presently has no business operations.

    In furtherance of our plan to phase out our operations, on April 30, 2002, Allergy executed a General Assignment Agreement, which is attached to this report as Exhibit 10.1, between itself and Biomerica, Inc. Biomerica was formerly the Company's largest shareholder. The General Assignment Agreement transferred Allergy's remaining assets and liabilities to Biomerica.

RECENT CHANGE IN CONTROL

     On May 30, 2002, the Company underwent a change in control. Biomerica, Inc., sold 13,350,000 shares its stock in Allergy to LDM Holdings, Inc., 8540 Cinder Bed Road, Suite 300, Newington, VA 22122. The shares represent 74.25% of the outstanding voting shares of Allergy. Biomerica received $212,500 in cash and LDM Holdings received the 13,350,000 shares and a promissory obligation from Allergy to Biomerica in the amount of $225,282.

     The purpose of the transaction underlying LDM's purchase of 13,350,000 shares of Allergy was to ultimately transform Allergy's business operations. LDM's principals also operate Omnics International Corporation, a Florida-based company that manufactures an omni-directional wheel that has application to wheelchairs, robotics, forklifts, and any other device requiring or benefiting from increased mobility.

    The management of LDM, since the purchase of the shares in Allergy, has accepted positions on the board of directors of Allergy. The board of directors of Allergy, prior to the LDM's purchase of Allergy shares, was populated by four directors: Dr. Robert Orlando, Zackary Irani, Janet Moore, and Susan Irani. On June 6, 2002, these four directors resigned from Allergy's board concurrently with the appointment of three new board members:
Lou Marrero, Dean Martin, and John Peca. Soon thereafter, on June 18th, 2002, the board increased the membership of Allergy's board to five persons, and appointed C. Edward Poteat and Philip S. Hoffman.

    The Company had originally planned, following the change in control, to either (i) acquire the omni-directional wheel technology currently owned by Omnics International Corporation, or (ii) acquire the Omnics International Corporation outright. The purpose of either plan was to bring the exploitation and development of the omni-directional wheel technology and its operations under Allergy. Both plans were considered and ultimately rejected.

Thus, Allergy's present business plan is to find a suitable operating company with which Allergy can merge.


OUR FORMER OPERATIONS

     As noted above, we ceased our clinical testing services in March of 2002. Until then, we formerly provided clinical testing services to physicians, laboratories and pharmaceutical firms in specialized areas of allergy and immunology. Test samples were sent to the Company's laboratory for evaluation and the results of the tests were reported to the customer (physician, pharmaceutical company or clinical laboratory). All of the Company's current revenues were derived from providing these testing services. Our prior research resulted in four patents being issued to the Company covering novel oral and injectable allergy treatments as an alternative to allergy shots. All of our patents were transferred to Biomerica in April of 2002.

     The Company's predecessor was originally incorporated in Utah in 1981 under the name Investor's Wealth. In 1985 that company changed its name to Advanced Allergy Research Center, Inc. In June of 1986 NMS Pharmaceuticals, Inc. (now Biomerica, Inc.) invested $350,000 and certain assets pursuant to an Agreement for Purchase of Stock and Transfer of Assets dated May 15, 1986 in exchange for 6,559,064 shares of common stock. Biomerica, Inc. ("Biomerica") owned approximately 75.67% of the Company's common stock, until it sold 13,350,000 shares of Allergy stock on May 30, 2002, leaving Biomerica with 1.42% of Allergy's outstanding stock.

     Allergy Immuno Technologies, Inc. was incorporated in Delaware in 1986. It was qualified as a foreign corporation in California in January 1987. In January 1987 the predecessor Utah corporation merged with and into the Delaware corporation pursuant to an Agreement and Plan of Merger filed on January 20, 1987, with the Secretary of State of Delaware and with the Secretary of State of Utah. The Company's common stock is traded on the Over-the-Counter Bulletin Board under the stock symbol ALIM.

LABORATORY SERVICES

     Allergy formerly operated a licensed clinical reference laboratory in Newport Beach, California, for allergy and other esoteric diagnostic testing services. The Company purchased diagnostic products from Biomerica and other manufacturers of diagnostic products.

TECHNOLOGY AND PATENTS

     Allergy formerly owned patents pertaining to discoveries for allergy treatment, all of which were transferred to Biomerica in connection with the General Assigment Agreement of April 30, 2002. These are:

     (1) Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,116,612 (issued May 6, 1992).

     (2) Liposome containing immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #5,049,390 (issued September 17, 1991).

     (3) Immunotherapy agents for treatment of IgE mediated allergies: U.S. Patent #4,946,945 (issued August 7, 1990).

     (4) Allergen-thymic hormone conjugates for treatment of IgE mediated allergies: U.S. Patent #5,275,814 (issued January 4,1994).

RESEARCH AND DEVELOPMENT

     During fiscal 2002 the Company did not spend any funds on research and development. The Company does not expect to engage in further research and development with respect to its former operations.

MANUFACTURING

     Allergy does not currently perform any manufacturing.

SEASONALITY OF BUSINESS

     The business of the Company has not been subject to significant seasonal fluctuations.

EMPLOYEES

     During the period of this report, until March, 2002, the Company employed one employee who worked in the laboratory performing clinical testing. Currently, the Company has no full time employees.

BACKLOG

     Allergy has no backlog.


GOVERNMENT REGULATION AND LICENSES

GENERAL
-------

     Numerous aspects of Allergy's former operations, including its testing processes, its business practices and in some instances, the amount and methods by which it is paid, are subject to governmental regulation at the Federal, state and/or local levels.

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

SPECIMEN TRANSPORTATION

     Regulations of the Department of Transportation, the Public Health Service, and the Postal Service apply to the transportation of clinical laboratory specimens.
Item 2.  DESCRIPTION OF PROPERTY
-----------------------

     The Company formerly leased 1,600 square feet of office and laboratory space in Newport Beach, California, on a month-to-month basis, at a rate of $1,400 per month, plus taxes and insurance. This lease was terminated in March of 2002. During the reporting period until March 2002, the property was in good condition and sufficient to meet the needs of the Company at the time. The Company presently operates without any leased premises. The Company does not plan to obtain additional space until it develops operations or merges with an operating company.

     Ancillary support services such as accounting and office support were formerly provided by Biomerica, up to and until March of 2002. Allergy paid Biomerica a monthly fee of approximately $1,450 for these services.

Item 3.  LEGAL PROCEEDINGS
-----------------

     Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------

     Inapplicable.

                                PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------

     The Company's Common Stock is traded on the NASDAQ's OTC Bulletin Board under the symbol "ALIM". The high and low closing bid information for the Company's Common Stock during the years ended May 31, 2001 and 2002 is based on information received from Bloomberg, L.P., the Nasdaq Trading and Market Services and a Company market maker.

                                                        High           Low
                                                        ----           ---
Year Ended May 31, 2002:

Quarter ended May 31, 2002...........................    $.03          $.005

Quarter ended February 29, 2002......................     .05           .02

Quarter ended November 30, 2001......................     .05           .01

Quarter ended August 31, 2001........................     .07           .07

Year Ended May 31, 2001:

Quarter ended May 31, 2001...........................    $.07          $.13

Quarter ended February 28, 2001......................     .13           .13

Quarter ended November 30, 2000......................     .06           .06

Quarter ended August 31, 2000........................     .11           .11

      The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions. The stock is thinly traded and transactions in the stock are sporadic and infrequent.

     As of May 31, 2002, there were approximately 379 shareholders of record of the Company's common stock and no holders of the Company's preferred stock.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------

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

GENERAL
-------
     The Company formerly generated revenue by providing clinical testing services to doctors, laboratories and pharmaceutical firms in specialized areas of allergy and immunology determinations. However, in March of 2002, Allergy's board resolved to terminate Allergy's operations.

    As discussed further in the section entitled "Description of Business", above, Allergy's assets and liabilities were transferred to Biomerica, Inc. in April of 2002, leaving Allergy with no significant operations. On May 30, 2002, the Company underwent a change in control. Biomerica, Inc., sold 13,350,000 shares of its stock in Allergy's to LDM Holdings, Inc. The purpose of the transaction underlying LDM's purchase of 13,350,000 shares of Allergy was to ultimately transform Allergy's business operations. LDM's principals also operate Omnics International Corporation, a Florida-based company that manufactures an omni-direction wheel that has application to wheelchairs, robotics, forklifts, and any other device requiring or benefiting from increased mobility.

    The Company had originally planned, following the change in control, to either (i) acquire the omni-directional wheel technology currently owned by Omnics International Corporation, or (ii) acquire the Omnics International Corporation outright. The purpose of either plan was to bring the exploitation and development of the omni-directional wheel technology and its operations under Allergy. Both plans were considered and ultimately rejected.

    Thus, Allergy's present business plan is to find a suitable operating company with which Allergy can merge. As such, Allergy has had no business operation since March of 2002.

RESULTS OF OPERATIONS (OPERATIONS ARE DISCONTINUED)

TWELVE MONTHS ENDED MAY 31, 2002, COMPARED TO TWELVE MONTHS ENDED MAY 31,
2001

     Revenues for the year ended May 31, 2002 were $46,331 as compared to $100,270 in the prior year period. This represents a decrease of $53,939 or 53.8% from the previous period. The Company's decision to phase out its operations contributed significantly to the decrease in revenue. Cost of sales as a percentage of sales increased from 87% to 137% due to the decrease in revenues; our cost of sales includes fixed costs.

     General and administrative expenses decreased from $79,026 to $57,962 during the twelve-month period ended May 31, 2002, as compared to the twelve month period ended May 31, 2001. The decrease was $21,064 or 26%. The decrease was due to the Company's termination of operations and corresponding lower legal and accounting costs during fiscal 2002 as compared to the prior year. The company had no research and development expenses in either fiscal 2002 or fiscal 2001.

	Other income decreased for the year ended May 31, 2002 to $349 from $3,884.

 LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 2002, the Company had cash of $0 compared to $9,455 for the previous year. Its current working capital deficit was $225,282 as compared to a deficit of $272,116 for the previous year.

     The Company historically experienced losses and relied on borrowings from Biomerica, Inc. to maintain liquidity and continue operations. Biomerica was the Company's largest shareholder until Biomerica sold a 74.25% share in the Company on May 30, 2002. Biomerica will not make further loans to the Company.

     During the year ended May 31, 2002, the Company recorded a contribution to additional paid-in capital in the amount of $108,100 due to the reduction of its note payable from Biomerica by $108,100 for the transfer of 10,000 Class A Unit Options of Hollister-Stier, LLC dated June18, 1999 to Biomerica. The options had a basis of zero on Allergy Immuno Technologies, Inc.'s books.

The Company's March 2002 decision to cease Company operations has and will significantly impact the Company's liquidity in the following ways:

*The Company has reduced its administrative and operating expenses.
*The Company has eliminated expenses related to its cost of sales.
*The Company will continue to have reduced administrative and operating expenses.
*The Company no longer has a source of revenue, and its sales will be $0 until it develops operations or finds a suitable operating company with which it can merge.
*The Company is presently operating at a loss, and will continue to operate at a loss until it develops operations or finds a suitable operating company with which it can merge.


     Management believes that losses will continue during fiscal 2003. The Company is presently relying on loans from its majority shareholder, LDM Holdings, Inc. to pay its administrative expenses. There is no guarantee that LDM Holdings will continue to fund the Company's losses.

Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. We have no operations, and thus no source of revenue. We continue to incur operating expenses. We had substantial working capital and shareholders' deficits at May 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     There can be no assurances that the Company will be able to successfully implement its plans, including generating profitable operations, generating positive cash flows from operations and obtaining additional debt and equity capital to meet present and future working capital demands.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------

     Exhibit 99.1, "Allergy Immuno Technologies, Inc. Consolidated Financial Statements for the Year Ended May 31, 2002 and 2001 and Independent Auditors' Report." is incorporated herein by this reference.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------

     Inapplicable.
                               PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------
     Zackary S. Irani, 36, was Director, Chief Executive Officer and Chairman of the Board of Allergy during fiscal 2002. He is currently Chairman of Biomerica, Inc., ("Biomerica") which owned over 75% of Allergy during most of fiscal 2002. He has been with Biomerica over fifteen years and holds a B.S. degree from Chapman University and an MBA from the University of California, Irvine. Mr.Irani serves a director of Lancer Orthodontics and Biomerica and has been a director of AIT since 1992.

    Dr. Robert Orlando, 64, served as the Medical Director of Allergy and has been a member of the board since 1986. Dr. Orlando is a pathologist as well as a biophysicist and immunologist. Dr. Orlando, a graduate of the New Jersey University of Medicine and the University of Chicago, is the Chief Pathologist at Beverly Hospital. Dr. Orlando is a director of Biomerica and Lancer Orthodontics. Dr. Orlando has been a director of Allergy since 1986.

    Janet Moore, 51, served as Director, Secretary, Chief Financial Officer and Chief Accounting Officer of Allergy during fiscal 2002. She has worked for Biomerica for over twenty-five years and holds a B.S. degree in business from Pepperdine University. She is a Director of Lancer Orthodontics and Biomerica. Janet Moore has been a Director of Allergy since April 1997.

    Susan H. Irani, 41, served as Director of Allergy during fiscal 2002. For over five years she has worked as a real estate agent. Prior to that she was a business owner in a retail computer store. She holds a B.S. degree in finance from the University of Nevada, Reno.

    There is no family relationship between any of the Company's directors and officers, other than between Zackary S. Irani and Susan H. Irani, who are cousins. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person has been elected or nominated as a director or executive officer. All directors served for a term of one year until the next annual meeting of stockholders. All directors served throughout the fiscal year ended May 31, 2002, but all directors resigned in early June of 2002 following the change in control of Allergy.

Item 10. EXECUTIVE COMPENSATION
----------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual and long-term cash and non-cash compensation paid by the Company for services rendered in all capacities during the fiscal years ended May 31, 2002, 2001, and 2000 by the Company's Chief Executive Officer and Chairman of the Board:

                                                                      Long-Term Compensation
                                                               --------------------------------
                                       Annual Compensation
                                       --------------------            Awards          Payout
                                                               ---------------------  ---------
                                                               Restricted
Name and Principal Position    Fiscal  Salary  Bonus  Other       Stock     Options/    LTIP
All Other
                                Year    ($)     ($)    ($)     Award(s)($)   SARs(#)  Payout($)
Compensation($)(1)
----------------------------------------------------------------------------------------------------
---------------
Zackary Irani                   2002    -0-     -0-    -0-         -0-        -0-       -0-
-0-
Chief Executive Officer and     2001    -0-     -0-    -0-         -0-        -0-       -0-
-0-
Chairman of the Board(1)(2)     2000    -0-     -0-    -0-         -0-        -0-       -0-
-0-
----------------------------------------------------------------------------------------------------
---------------

(1) All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such year.
(2) Biomerica charges the Company a monthly administrative fee of $1,450 which covers accounting, telephone, executive services, office supplies and other miscellaneous expenses. Mr. Irani is not paid a salary by Biomerica for his services to the Company, however, included in the $1,450 per month is $500 for Mr. Irani's services to the Company.

EMPLOYMENT AGREEMENTS

         There are no employment agreements between the Company and its employees.

STOCK OPTION GRANTS

         No options were granted during the fiscal year ended May 31, 2002.

 Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth information, as of May 31, 2002, concerning shares of the Company's Voting Securities beneficially owned by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of any class of the Company's outstanding Voting Securities, (ii) each Director of the Company, and (iii) all officers and Directors of the Company as a group. It should be noted that Biomerica sold 13,350,000 shares of stock in Allergy on May 30, 2002. Unless otherwise indicated, each person listed has sole voting and investment power over the shares beneficially owned by him or her.


                               Name and Address         Amount and Nature of         Percent
Title of Class                 of Beneficial Owner      Beneficial Ownership(1)      of Class
--------------                 -------------------      --------------------         --------

Common Stock                   LDM Holdings, Inc.(2)         13,350,000               74.25%

Common Stock                   Biomerica, Inc.(3)               255,575(4)             1.42%

Common Stock                   Zackary Irani(3)(6)              255,575(4)             1.42%

Common Stock                   Robert Orlando(6)                162,000                   *

Common Stock                   Janet Moore(5)(6)                865,350                4.81%


All Directors and officers     Common Stock                  14,632,925               81.90%
as a Group (3 persons)

----------------
(1) Beneficial ownership is determined in accordance with the applicable rules under the 1934 Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership deemed outstanding of any other person. Percentage of ownership is based on 17,170,390 shares of Common Stock outstanding.
(2) LDM Holdings, Inc. acquired the shares from Biomerica on May 30, 2002.
(3) Biomerica's shares are controlled by Zackari Irani due to Mr. Irani's position as President and Director of Biomerica. Biomerica sold 13,350,000 of its shares to LDM Holdings on May 30, 2002, leaving Biomerica with 255,575 shares.
(4) Biomerica sold 13,350,000 of its shares to LDM Holdings on May 30, 2002, leaving Biomerica with 255,575 shares.
(5) Includes 20,000 shares of Common Stock owned by Ms. Moore's minor children.
(6) Dr. Robert Orlando resigned from Allergy's board of directors on May 21, 2002. Janet Moore and Zackary Irani resigned from Allergy's board of directors on June 6, 2002.
*Represents less than 1% of the class of shares

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------

     Not Applicable.

Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K
-------------------------

REPORTS ON FORM 8-K
-------------------

We made no reports on Form 8-K during the last quarter of the period covered by this report.

EXHIBITS
--------

ITEM
NO.   DESCRIPTION
---------------------

3.1   Certificate of Incorporation of Allergy Immuno Technologies, Inc.

3.2   Certificate of Amendment of Certificate of Incorporation of
      Allergy Immuno Technologies, Inc.

3.3	Bylaws of Allergy Immuno Technologies, Inc.

10.1  General Assignment Agreement by and Between Allergy Immuno
      Technologies, Inc. and Biomerica, Inc.

99.1 Allergy Immuno Technologies, Inc. Consolidated Financial Statements for the Year Ended May 31, 2002 and 2001 and Independent Auditors' Report.



                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 3, 2002

ALLERGY IMMUNO TECHNOLOGIES, INC.
Registrant

By /s/ Dean Martin
----------------------------------
Dean Martin,
President, Secretary and Principal Financial Officer
Dated: October 3, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature and Capacity
----------------------

By /s/ Dean Martin
----------------------------------
Dean Martin,
President, Secretary and Principal Financial Officer
Dated: October 3, 2002

============================================================================

                               EXHIBIT TABLE
                                  --------

ITEM
NO.   DESCRIPTION
---------------------

3.1   Certificate of Incorporation of Allergy Immuno Technologies, Inc.

3.2   Certificate of Amendment of Certificate of Incorporation of
      Allergy Immuno Technologies, Inc.

3.4	Bylaws of Allergy Immuno Technologies, Inc.

10.1  General Assignment Agreement by and Between Allergy Immuno
      Technologies, Inc. and Biomerica, Inc.

99.1 Allergy Immuno Technologies, Inc. Consolidated Financial Statements for the Year Ended May 31, 2002 and 2001 and Independent Auditors' Report.



============================================================================

EXHIBIT 3.1   Certificate of Incorporation of Allergy Immuno Technologies,
Inc.


                                  Exhibit 3.1

                          CERTIFICATE OF INCORPORATION

                                       OF

                       ALLERGY IMMUNO TECHNOLOGIES, INC.



    The undersigned, for the purpose of establishing a corporation for the transaction of the business and the promotion and conduct of the objects and purposes hereinafter stated, under the provisions and subject to the requirements of the laws of the State of Delaware (particularly Chapter 1, Title 8 of the 1967 Delaware Code, and known as the "General Corporation Law of the State of Delaware"), does make and file this Certificate of Incorporation in writing and does hereby certify as follows, to wit:

    FIRST: The name of the corporation (hereinafter called the Corporation) is ALLERGY IMMUNO TECHNOLOGIES, INC.

    SECOND: The address, including street, number, city and county of the registered office of the Corporation in the State of Delaware is 229 South State Street, City of Dover, County of Kent; and the name of the registered agent of the Corporation in the State of Delaware at such address is The Prentice-Hall Corporation System, Inc.

    THIRD: The nature of the business or purposes to be conducted or promoted by it is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

    FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is TWENTY MILLION ONE HUNDRED THOUSAND (20,100,000) shares, TWENTY MILLION of which shall be of a class designated as Common Stock with a par value of ONE-TENTH OF ONE CENT ($0.001) per share and ONE HUNDRED THOUSAND of which shall be of a class designated as Preferred Stock with a par value of ONE DOLLAR ($1.00) per share. All or any part of the authorized capital stock of the Corporation may be issued and sold, from time to time by the Corporation, without further action by stockholders, for such consideration (but not less than the par value thereof) and to such persons and on such terms and conditions as may, from time to time, be fixed or determined by the Board of Directors. The voting powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the classes of stock of the corporation which are fixed by this Certificate of Incorporation, and the authority vested in the Board of Directors to fix by resolution or resolutions providing for the issue of Preferred Stock the voting powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the shares of Preferred Stock which are not fixed by the Certificate of Incorporation, are as follows:

    1. The Preferred Stock may be issued from time to time in one or more series, each such series to have such distinctive designation or title as may be fixed by the Board of Directors prior to the issuance of any shares thereof. Each such series may differ from every other series already outstanding as may be determined from time to time by the Board of Directors prior to the issuance of any shares thereof, in any or all of the following, but in no other, respects:

      (a) The rate of dividend which the Preferred Stock of any such series shall be entitled to receive, whether the dividends of such series shall be cumulative or non-cumulative and, if such dividends shall be cumulative, the date from which they shall be cumulative.

      (b) The right or obligation, if any, of the corporation to redeem shares of Preferred Stock of any series and the amount per share which the Preferred Stock of any such series shall be entitled to receive in case of the redemption thereof, and the right of the corporation, if any, to reissue any such shares after the same shall have been redeemed.

      (c) The amount per share which the Preferred Stock of any such series shall be entitled to receive in case of the voluntary liquidation, distribution or sale of assets, dissolution or winding up of the corporation, or in case of the involuntary liquidation, distribution or sale of assets, dissolution or winding up of the corporation.

      (d) The right, if any, of the holders of Preferred Stock of any such series to convert the same into other classes of stock, and the terms and conditions of such conversion.

      (e) The voting power, if any, of the holders of Preferred Stock of any series, and the terms and conditions under which they may exercise such voting power.

      (f) The terms of the sinking fund or fund of a similar nature, if any, to be provided for the Preferred Stock of any such series.

    The description and terms of the Preferred Stock of each series in respect of the foregoing particulars shall be fixed and determined by the Board of Directors by appropriate resolution or resolutions at or prior to the time of the authorization of the issue of the original shares of each such series.

    2. In case the stated dividends and the amounts payable on liquidation, distribution or sale of assets, dissolution or winding up of the corporation are not paid in full, the shareholders of all series of the Preferred Stock shall share ratably in the payment of dividends, including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full and in any distribution of assets other than by way of dividends, in accordance with the sums which would be payable on such distribution if all sums payable were discharged and paid in full.

    3. The holders of the Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, preferential dividends in cash at, but not exceeding, the annual rate fixed for each particular series. The holders of the Preferred Stock shall not be entitled to receive any dividends thereon other than dividends referred to in this Subdivision 3.

    4. So long as any of the Preferred Stock remains outstanding, in no event shall any dividend whatever, whether in cash or other property (other than shares of Common Stock), be paid or declared or any distribution be made on the Common Stock, nor shall any shares of the Common Stock be purchased, retired or otherwise acquired for a consideration by the corporation unless
(a) the full dividends of the Preferred Stock for all past dividend periods from the respective date or then current quarter-yearly dividend period shall have been paid or declared and a sum set apart sufficient for the payment thereof, and (b) if at any time the corporation is obligated to retire shares of any series of the Preferred Stock pursuant to a sinking fund or a fund of a similar nature, all arrears, if any, in respect of the retirement of the Preferred Stock of all such series shall have been made good. Subject to the foregoing provisions and not otherwise, such dividends (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time out of the remaining funds of the corporation legally available therefor, and the Preferred Stock shall not be entitled to participate in any such dividend, whether payable in cash, stock or otherwise.

    5. In the event of any liquidation, distribution or sale of assets, dissolution or winding up of the corporation, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of the Common Stock, the holders of the Preferred Stock of each series shall be entitled to be paid in cash the applicable liquidation price per share fixed at the time of the original authorization of issuance of shares of such respective series, together with a sum, in the case of each share of the Preferred Stock, computed at the annual dividend rate for the series of which the particular share is a part from the date on which dividends on such share became cumulative to the date fixed for such distribution or payment less the aggregate amount of all dividends theretofore and on such distribution or payment date paid thereon. If such payment shall have been made in full to the holders of the Preferred Stock, the remaining assets and funds of the corporation shall be distributed among the holders of the Common Stock according to their respective shares.

    6. Subject to the powers, preferences and rights and the qualifications, limitations and restrictions thereof, with respect to each class of capital stock of the corporation having any preference or priority over the Common Stock, the holders of the Common Stock shall have and possess all rights appertaining to capital stock of the corporation.

    FIFTH: The name and mailing address of the incorporator is as follows:

            William M. Curtis   One Newport Place Suite 700
                                Newport Beach, CA 92660

    SIXTH: For the management of the business and for the conduct of the affairs of the Corporation, and in further definition, limitation and regulation of the powers of the Corporation and of its directors and stockholders, further provided:

    1. The number of directors of the Corporation shall not be less than three nor more than twelve, the exact number within said limits to be fixed from time to time by a vote of a majority of the directors then in office. In case of any vacancies, by reason of an increase in the number of directors, resignation or otherwise, directors to fill such vacancies shall be elected by a majority of the directors then in office, and any such director so elected shall hold office until the next succeeding annual election of stockholders.

    2. In furtherance and not in limitation of the powers conferred by the laws of the State of Delaware, the Board of Directors is expressly authorized and empowered:

      (a) To make, alter, amend, and repeal Bylaws, subject to the power of the stockholders to alter or repeal the Bylaws made by the Board of Directors.

      (b) Subject to the applicable provisions of the Bylaws then in effect, to determine, from time to time, whether and to what extent and at what times and places and under what conditions and regulations the accounts and books of the Corporation, or any of them, shall be open to the inspection of the stockholders, and no stockholder shall have any . right to inspect any account or book or document of the Corporation, except as conferred by the laws of the State of Delaware, unless and until authorized so to do by resolution of the Board of Directors or of the stockholders of the Corporation.

      (c) Without the assent or vote of the stockholders, to authorize and issue obligations of the Corporation, secured or unsecured, to include therein such provisions as to redeemability, convertibility or otherwise, as the Board of Directors, in its sole discretion, may determine, and to authorize the mortgaging or pledging, as security therefor, of any property of the corporation, real or personal, including after-acquired property.

      (d) To determine whether any, and, if any, what part, of the net profits of the Corporation or of its net assets in excess of its capital shall be declared in dividends and paid to the stockholders, and to direct and determine the use and disposition of any such net profits or such net assets in excess of capital.

      (e) To fix from time to time the amount of profits of the Corporation to be reserved as working capital or for any other lawful purpose.

      (f) To establish bonus, profit-sharing or other types of incentive or compensation plans for the employees (including officers and directors) of the Corporation and to fix the amount of profits to be distributed or shared and to determine the persons to participate in any such plans and the amounts of their respective participations.

      (g) By resolution passed by a majority of the whole Board to designate one or more committees to consist of three or more directors of the Corporation which, to the extent provided in the resolution or in the By-Laws of the Corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation and may authorize the seal of the Corporation to be affixed to all papers which may require it, such committee or committees to have such name or names as may be stated in the By-Laws of the Corporation or as determined from time to time by resolution adopted by the Board of Directors. In addition to the powers and authorities hereinbefore or by statute expressly conferred upon it, the Board of Directors may exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject, nevertheless, to the provisions of the laws of the State of Delaware, of the Certificate of Incorporation and of the By-Laws of the Corporation.

    3. Any director or any officer elected or appointed by the stockholders, or by the Board of Directors, may be removed at any time in such manner as shall be provided in the By-Laws of the Corporation.

    4. No contract or other transaction between the Corporation and any other corporation and no other act of the Corporation shall, in the absence of fraud, in any way be affected or invalidated by the fact that any of the directors of the Corporation are pecuniarily or otherwise interested in, or are directors or officers of, such other corporation. Any director of the Corporation individually or any firm or association of which any director may be a member, may be a party to, or may be pecuniarily or otherwise interested in, any contract or transaction of the Corporation, provided that the fact that he individually or such firm or association is so interested shall be disclosed or shall have been known to the Board of Directors or a majority of such members thereof as shall be present at any meeting of the Board of Directors at which action upon any such contract or transaction shall be taken. Any director of the Corporation who is also a director or officer of such other corporation or who is so interested may be counted in determining the existence of a quorum at any meeting of the Board of Directors which shall authorize any such contract or transaction, and may vote thereat at authorize any such contract or transaction, with like force and effect as if he were not such director or officer of such other corporation or not so interested. Any director of the Corporation may vote upon any contract or other transaction between the Corporation and any subsidiary or affiliated corporation without regard to the fact that he is also a director of such subsidiary or affiliated corporation.

    Any contract, transaction or act of the Corporation or of the directors., which shall be ratified by a majority of a quorum of the stockholders of the Corporation at any annual meeting, or at any special meeting called for such purpose, shall, insofar as permitted by law or by the Certificate of Incorporation, of the Corporation, be as valid and as binding as though ratified by every stockholder of the Corporation; provided, however, that any failure of the stockholders to approve or ratify any such contract, transaction or act, when and if submitted, shall not be deemed in any way to invalidate the same or deprive the Corporation, its directors, officers or employees of its or their right to proceed with such contract, transaction or act.

    5. Subject to any limitation in the By-Laws, the members of the Board of Directors shall be entitled to reasonable fees, salaries or other compensation for their services and to reimbursement for their expenses as such members. Nothing contained herein shall preclude any director from serving the Corporation, or any subsidiary or affiliated corporation, in any other capacity and receiving proper compensation .

    6. If the By-Laws so provide, the stockholders and Board of Directors of the Corporation shall have power to hold their meetings, to have an office or offices and to keep the books of the Corporation, subject to the provisions of the laws of Delaware, outside of said State at such place or places as may from time to time be designated by them.

    7. Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any courts of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 291 of Title 8 of the Delaware Code, or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of
Section 291 of Title 8 of the Delaware Code, or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs.

    If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors and/or on all the stockholders or class of stockholders of this Corporation, as the case may be, and also on this Corporation.

    8. Elimination of Certain Liability of Directors. A director of the corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
(iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

    9. Indemnification and Insurance.
      -----------------------------

      (a) Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer, of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in paragraph (b) hereof, the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the board of directors of the Corporation. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defend- ing any such proceeding in advance of its final disposition: provided, however, that, if the Delaware General Corporation Law requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Section or otherwise. The Corporation may, by action of its Board of Directors, provide indemnification to employees and agents of the Corporation with the same scope and effect as the foregoing indemnification of directors and officers.

      (b) Right of Claimant to Bring Suit. If a claim under paragraph (a) of this Section is not paid in full by the Corporation within thirty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Delaware General Corporation Law for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard or conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

      (c) Non-Exclusivity of Rights. The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Section shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, by-law, agreement, vote of stockholders or disinterested directors or otherwise.

      (d) Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

 SEVENTH: From time to time any of the provisions of this Certificate of Incorporation may be amended, altered or repealed, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted in the manner and at the time prescribed by said laws, and all rights at any time conferred upon the stockholders of the Corporation by this Certificate of Incorporation are granted subject to the provisions of this Article SEVENTH.

    IN WITNESS WHEREOF, the undersigned, being the incorporator hereinabove named, does hereby further certify that the facts hereinabove stated are truly set forth and accordingly have hereunto set my hand and seal.

 Dated: October 27, 1986          ________________________
                                  WILLIAM M. CURTIS

============================================================================
EXHIBIT 3.2 Certificate of Amendment of Certificate of Incorporation of Allergy Immuno Technologies, Inc.

                         STATE OF DELAWARE

                      CERTIFICATE OF AMENDMENT
                                 OF
                   CERTIFICATE OF INCORPORATION

     ALLERGY IMMUNO TECHNOLOGIES, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation").

    DOES HEREBY CERTIFY:

    FIRST, that resolutions were duly adopted by the Board of Directors of the Corporation setting forth a proposed amendment of the Certificate of Incorporation of the Corporation, declaring said amendment to be advisable and recommended for approval by the stockholders of the Corporation. The resolution setting forth the proposed amendment as follows:

    NOW, THEREFORE, BE IT RESOLVED, that the Certificate of Incorporation of this Corporation be amended by changing the Article thereof numbered "IV" to increase the number of shares of stock which the Corporation shall have authority to issue from TWENTY MILLION ONE HUNDRED THOUSAND (20,100,000) shares to FIFTY MILLION ONE HUNDRED THOUSAND (50,100,000) shares, FIFTY MILLION of which shall be of a class designated as Common Stock with a par value of ONE-TENTH OF ONE CENT ($.001) per share and ONE HUNDRED THOUSAND of which shall be of a class designated as Preferred Stock with a par value of ONE DOLLAR ($1.00) per share.

    SECOND: That, thereafter, the stockholders of the Corporation approved the amendment at the Annual Meeting of Stockholders duly called and held, upon notice to the stockholders of the Corporation in accordance with said
Section 228 of the General Corporation Law of the State of Delaware.

============================================================================
EXHIBIT 3.3   Bylaws of Allergy Immuno Technologies, Inc.


                             BYLAWS

                               OF

                  ALLERGY IMMUNO TECHNOLOGIES,
                    (a Delaware corporation)

                           ARTICLE I

                            Offices

    1. The principal office of the corporation shall be at 229 South State Street, in the City of Dover, County of Kent, State of Delaware, and the name of the resident agent in charge thereof is The Prentice-Hall Corporation System, Inc.

    2. The corporation may also have an office or offices at such other place or places, within or without the State of Delaware, as the Board of Directors may from time to time designate or the business of the corporation may require.

                           ARTICLE II

                       Stockholders' Meeting

    1. The annual meeting of the stockholders of the corporation shall be held at the offices of the corporation in the City of Newport Beach and State of California, or at such other place within or without the State of California as may be determined by the Board of Directors and as shall be designated in the notice of said meeting, for the purpose of electing directors and for the transaction of such other business as may properly be brought before the meeting. The annual meeting of stockholders shall be held on the 15th day of the sixth month after the close of this corporation's fiscal year (or if said day be a legal holiday, then on the next succeeding day not a legal holiday) at 3:00 o'clock P.M. or on such other date or time as may be determined by the Board of Directors.

      If the election of directors shall not be held on the day designated herein for any annual meeting, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as conveniently may be. At such meeting the stockholders may elect the directors and transact other business with the same force and effect as at an annual meeting duly called and held.

2.	Special meetings of the stockholders shall be held at the principal office of the corporation in the State of Delaware, or at such other place within or without the State of Delaware as may be designated in the notice of said meetings, upon call of the Board of Directors, and shall be called by the Chairman of the Board or the President or the Secretary at the request in writing of the stockholders owning of record at least twenty-five percent of the issued and outstanding capital stock of the corporation entitled to vote thereat.

    3. Notice of the purpose or purposes and of the time and place within or without the State of Delaware of every meeting of stockholders shall be given by the Chairman of the Board or the President or the Secretary or an Assistant Secretary either personally or by mail or by telegraph or by any other lawful means of communication not less than ten nor more than fifty days before the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be directed to each stockholder at his address as it appears on the stock book unless he shall have filed with the Secretary of the corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed or transmitted to the address designated in such request. Such further notice shall be given as may be required by law. Except as otherwise expressly provided by statute no publication of any notice of meeting of stockholders shall be required to be given any stockholder who shall attend such meeting in person or by proxy, or who shall, in person or by attorney thereunto authorized, waive notice in writing or by telegraph, cable, radio, or wireless either before or after of any adjourned meeting of the stockholders of the corporation shall not be required to be given.

    4. A quorum at all meetings of stockholders shall consist of the holders of record of a majority of the shares of stock of the corporation, issued and outstanding, entitled to vote at the meeting, present in person or by proxy, except as otherwise provided by statute or the Certificate of Incorporation. In the absence of a quorum at any meeting or any adjournment thereof, a majority of those present in person or by proxy and entitled to vote may adjourn such meeting from time to time. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.

    5. Meetings of the stockholders shall be presided over by the Chairman of the Board. If there shall be no Chairman of the Board or if he is not present, meetings of stockholders shall be presided over by the President. If either of such officers are not present, meetings of the stockholders shall be presided over by a chairman to be chosen by a majority of the stockholders entitled to vote who are present in person or by proxy at the meeting. The Secretary of the corporation, or in his absence, an Assistant Secretary, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present, the meeting shall choose any person present to act as secretary of the meeting.

    6. Except as otherwise provided in the Bylaws, the Certificate of Incorporation, or in the laws of the State of Delaware, at every meeting of the stockholders, each stockholder of the corporation entitled to vote at such meeting shall have one vote in person or by proxy for each share of stock having voting rights held by him and registered in his name on the books of the corporation at the time of such meeting. Any vote on shares of stock of the corporation may be given by the stockholder entitled thereto in person or by his proxy appointed by an instrument in writing, subscribed by such stockholder or by his attorney thereunto authorized and delivered to the secretary of the meeting. Except as otherwise required by statute, by the Certificate of Incorporation or these Bylaws, all matters coming before any meeting of the stockholders shall be decided by a plurality vote of the stockholders of the corporation present in person or by proxy at such meetings and entitled to vote thereat, a quorum being present. At all elections of directors the voting may but need not be by ballot and a plurality of votes cast thereat shall elect.

    7. A complete list of the stockholders entitled to vote at the ensuing election of directors, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder shall be prepared by the Secretary or other officer of the corporation having charge of the stock ledger. Such list shall be open to the examination of any stockholder during ordinary business hours, for a period of at least ten days prior to the election, either at a place within the city, town or village where the election is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at a place where said meeting is to be held, and the list shall be produced and kept at the time and place of election during the whole time thereof, and subject to the inspection of any stockholder who may be present.

    8. At all elections of directors, or in any other case in which inspectors may act, two inspectors of election shall be appointed by the chairman of the meeting, except as otherwise provided by law. The inspectors of election shall take and subscribe an oath faithfully to execute the duties of inspectors at such meeting with strict impartiality, and according to the best of their ability and shall take charge of the polls and after the vote shall have been taken shall make a certificate of the result thereof. If there be a failure to appoint inspectors or if any inspector appointed be absent or refuse to act, or if his office become vacant, the stockholders present at the meeting, by a per capita vote, may choose temporary inspectors of the number required.

                         ARTICLE III

                           Directors

    1. The property, affairs and business of the corporation shall be managed by its Board of Directors consisting of not less than three (3) nor more than twelve (12) persons. The exact number of directors within the maximum and minimum limitations specified shall be fixed from time to time by resolution of the Board of Directors. Except as hereinafter provided, directors shall be elected at the annual meeting of the stockholders by plurality vote and each director shall be elected to serve for one year and until his successor shall be elected and shall qualify. Directors need not be stockholders.

    2. Meetings of the Board of Directors shall be held at such place within or outside the State of Delaware as may from time to time be fixed by resolution of the Board of Directors, or as may be specified in the notice of the meeting. Regular meetings of the Board of Directors shall be held at such times as may from time to time be fixed by resolution of the Board of Directors, and special meetings may be held at any time upon the call of the Chairman of the Board or the President or a majority of the directors by oral, telegraphic or written notice duly served on or sent or mailed to each director not less than one day before such meeting. A meeting of the Board of Directors may be held without notice immediately after the annual meeting of the stockholders. Notice need not be given of regular meetings of the Board of Directors. Meetings may be held at any time without prior notice if all of the directors are present, or if at any time before or after the meeting those not present waive notice of the meeting in writing.

    3. A majority of the members of the Board of Directors then acting, but in no event less than three (3) directors, acting at a meeting duly assembled, shall constitute a quorum for the transaction of business, but if at any meeting of the Board of Directors there shall be less than a quorum present, a majority of those present may adjourn the meeting, without further notice, from time to time until a quorum shall have been obtained.

   4. In case one or more vacancies shall occur in the Board of Directors by reason of death, resignation, increase in the number of directors or otherwise except insofar as otherwise provided in these Bylaws, the remaining directors, although less than a quorum, may, by a majority vote, elect a successor or successors for the unexpired term or terms.

    5. At any special meeting of the stockholders, duly called as provided in these Bylaws, any director or directors may by the affirmative vote of the holders of a majority of all the shares of stock outstanding and entitled to vote for election of directors be removed from office, either with or without cause, and his successor or their successors may be elected at such meeting; or the remaining directors may, to the extent vacancies are not filled by such election, fill any vacancy or vacancies created by such removal.

    6. Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting if prior to such action a written consent thereto is signed by all members of the Board of Directors or of the committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or the committee.

    7. Directors may, by resolution of the Board of Directors, be allowed a fixed sum and expenses of attendance for attendance at regular or special meetings of the Board of Directors; provided that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees, and others who attend pursuant to direction, may, by vote of the Board of Directors, be allowed a like fixed sum and expenses of attendance for attending committee meetings.

                            ARTICLE IV

                            Officers

    1. The officers of the corporation shall be chosen by the Board of Directors at its first meeting after the election of the directors by the stockholders and shall be a Chairman of the Board, a President, one or more Vice Presidents, a Secretary and a Treasurer. From time to time the Board of Directors may appoint such Assistant Secretaries, Assistant Treasurers and such other officers, agents and employees as it may deem proper. Any number of offices, except the offices of President and Secretary, may be held by the same person. The Chairman of the Board, if such office exists, shall be chosen from among the directors.

    2. The term of office of all officers shall be one year and until their respective successors are elected and qualify, but any officer may be removed from office, either with or without cause, at any time by the affirmative vote of a majority of the members of the Board of Directors then in office. A vacancy in any office arising from any cause may be filled for the unexpired portion of the term by the Board of Directors.

    3. Unless otherwise ordered by the Board of Directors, the President shall have full power and authority on behalf of the corporation to attend and to act and to vote at any meetings of security holders of the corporations in which the corporation may hold securities, and at such meeting shall possess and may exercise any and all rights and powers incident to the ownership of such securities, in which as the owner thereof the corporation might have possessed and exercised, if present. The Board of Directors by resolution from time to time may confer like power upon any other person or persons.

                            ARTICLE V

                        Duties of Officers

    1. The Chairman of the Board shall chair the meetings of the Board of Directors and shall have such other duties and powers as may be assigned to him from time to time by the Board of Directors and shall preside at all meetings of the stockholders and Board of Directors.

    2. The President shall be chief executive officer of the corporation and as such shall have general and active direction of the management and supervision of the business operations of the corporation subject to any limitations imposed by the Board of Directors. He shall have such other duties and powers as may be assigned to him from time to time by the Board of Directors and shall in the absence of the Chairman of the Board, preside at all meetings of the stockholders and Board of Directors.

    3. During the absence or disability of the President, the Vice Presidents, in the order designated by the Board of Directors, shall exercise all the functions of the President. Each Vice President shall have such powers and discharge such duties as may be assigned to him from time to time by the Board of Directors.

    4. The Treasurer shall have the custody of all the funds and securities of the corporation. When necessary or proper he shall endorse on behalf of the corporation, for collection, checks, notes and other obligations and shall deposit the same to the credit of the corporation in such bank, or banks, or depositories as may be designated by the Board of Directors, or by any officer acting under authority conferred by the Board of Directors. He shall enter regularly in books to be kept for the purpose a full and accurate account of all monies received and paid by him on account of the corporation. Whenever required by the Board of Directors, he shall render an account of all his transactions as Treasurer and of the financial condition of the corporation. He shall at all reasonable times exhibit his books and accounts to any director of the corpora- tion upon application at the office of the corporation during business hours and he shall perform all things incident to the position of Treasurer, subject to the control of the Board of Directors. He shall give bond for the faithful discharge of his duties if the Board of Directors so require. He shall do and perform such other duties as may be assigned to him from time to time by the Board of Directors.

    5. The Assistant Treasurers, in the order of their seniority, shall, in the absence of or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer and shall perform such other duties as the Board of Directors shall prescribe.

    6. The Secretary shall attend all meetings of the stockholders and all meetings of the Board of Directors, and record all votes and the minutes of all proceedings in a book to be kept for that purpose; and shall perform like duties for other committees when so required. He shall give, or cause to be given, notice of all meetings of stockholders and the Board of Directors and of committees and shall perform such other duties as may be prescribed by the

Board of Directors. He shall keep in safe custody the seal of the corporation and affix the same to any instrument whose execution has been authorized. He shall be sworn to the faithful discharge of his duties. He shall do and perform such other duties as may be assigned to him from time to time by the Board of Directors.

    7. The Assistant Secretaries, in the order of their seniority, shall, in the absence of or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties as the Board of Directors shall prescribe.

    8. In the case of absence or inability to act of any officer of the corporation and of any person herein authorized to act in his place, the Board of Directors may from time to time delegate the powers and duties of such officer to any other officer or any director or any other person whom it may select.

                            ARTICLE VI

                       Certificates of Stock

     1. The interest of each stockholder of the corporation shall be evidenced by certificates for shares of stock certifying the number of shares represented thereby and in such form not inconsistent with the Certificate of Incorporation as the Board may from time to time prescribe.

      Except as otherwise required by law, transfers of shares of stock of the corporation shall be made only on the books of the corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the corporation, or with a transfer clerk or a transfer agent appointed as in Section 4 of this Article provided, and on surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The person in whose name shares of stock stand on the books of the corporation shall be deemed the owner thereof for all purposes as regards the corporation. The Board may, from time to time, make such additional rules and regulations as it may deem expedient, not inconsistent with these Bylaws, concerning the issue, transfer, and registration of certificates for shares of the capital stock of the corporation.

    The certificates of stock shall be signed by the Chairman of the Board or the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and sealed with the seal of the corporation. Such seal may be a facsimile, engraved or printed. Where any such certificate is signed by a transfer agent other than the corporation or its employee, or by a registrar other than the corporation or its employee, the signatures of the Chairman of the Board, President, Vice President, Secretary, Assistant Secretary, Treasurer or Assistant Treasurer upon such certificate may be facsimiles, engraved or printed. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificate is issued, it may be issued by the corporation with the same effect as if such officer had not ceased to be such at the time of its issue.

    2. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders of any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may f ix, in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action.

      If no record date is fixed:

      The record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

      The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

      A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjournment meeting.

    3. No certificate for shares of stock of the corporation shall be issued in place of any certificate alleged to have been lost, destroyed or stolen, except on production of such evidence of such loss, destruction or theft and on delivery to the corporation, if the Board of Directors shall so require, of a bond of indemnity in such amount (not exceeding twice the value of the shares represented by such certificate), upon such terms and secured by such surety as the Board of Directors may in its discretion require.

    4. The Board of Directors may appoint one or more transfer clerks or one or more transfer agents and one or more registrars, and may require all certificates for shares of stock to bear the signature or signatures of any of them.

    5. The books, accounts and records of the corporation, except as may otherwise be required by statute, may be kept outside of the State of Delaware, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the books, accounts and records of the corporation, or any of them, other than the stock ledger, shall be open to the inspection of stockholders, and no stockholder shall have any right to inspect any book, account or record of the corporation except as conferred by statute or by resolution of the Board of Directors.


                           ARTICLE VII

                         Corporate Seal

    The corporate seal of the corporation shall consist of two concentric circles, between which shall be the name of the corporation, and its state of incorporation, and in the center shall be inscribed the words, "Corporate

Seal".

                          ARTICLE VIII

                           Amendments

    The Bylaws of the corporation shall be subject to alteration, amendment or repeal, and new Bylaws not inconsistent with any provision of the Certificate of Incorporation or statute, may be made, either by the affirmative vote of the holders of a majority in interest of the stockholders of the corporation present in person or by proxy at any annual or special meeting of the stockholders and entitled to vote thereat a quorum being present, provided that notice of such proposed action shall have been given in the call for the meeting, or by the affirmative vote of a majority of the whole Board, given at any regular or special meeting of the Board of Directors.

============================================================================
EXHIBIT 10.1 General Assignment Agreement by and Between Allergy Immuno Technologies, Inc. and Biomerica, Inc.


                           GENERAL ASSIGNMENT

THIS GENERAL ASSIGNMENT (this "Assignment") is made as of April 30, 2002, by and between Allergy Immuno Technologies, Inc., a Delaware corporation ("Assignor"), and Biomerica, Inc., a Delaware corporation ("Assignee").

                                Recitals

WHEREAS Biomerica has indicated that it will no longer financially support
AIT;

WHEREAS Biomerica has indicated that it will be selling its interest in AIT;

WHEREAS Biomerica is the principal creditor to AIT, holding a note dated April 19, 2002 in the amount of $333,382; and

WHEREAS AIT has liabilities exclusive of said Biomerica note in excess of its assets in the amount of $12,127;

WHEREAS AIT is the holder of 10,000 Class A Unit Options of Hollister-Stier, LLC dated June 18, 1999, which have been valued at 0 (zero) dollars. This valuation was proposed by AIT's auditors, BDQ Seidman, on AIT's balance sheet; and the Securities and Exchange Commission questioned the "zero valuation" of said warrants and accepted the "zero valuation" in the initial filing with the SEC;

WHEREAS AIT and Biomerica have agreed to value said warrants using the valuation established by Hollister-Stier, LLC, in order to fairly value the warrants at the current market price;

NOW THEREFORE, for other goods and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

NOW, THEREFORE, for other goods and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. Assignment. Assignor hereby transfers, grants, conveys and assigns to Assignee all ofAssignor's right, title and interest in and to the following:

(a) Assignor assigns, transfers and conveys all of the Property set forth on Exhibits A, B, C, D, H, & F;
(b) Assignor assigns, transfers and conveys the assets set forth in Exhibit
G;
(c) Assignor assigns, and Assignee accepts, all of the liabilities set forth on Exhibit H.

2. Consideration to Biomerica: For the assignment of assets and liabilities referenced in Article I a and Ic of this Agreement, within seven days of signing of this Agreement, Assignor will deliver a stock certificate for 808,467 shares of Assignor's common stock in Assignee's name for payment in hill of the excess liabilities being assumed by Assignee.

3. Consideration to AIT: For the assignment of assets referenced in Article lb of this Agreement (Hollister-Stier options), Biomerica agrees to reduce the Note dated April 19, 2002 by the amount of $lO8,100. The revised note will have a remaining balance of$225,282.

4. Limitations of Liabilities.

a. Assignor shall have no recourse against any of the past, present, or future, direct or indirect, shareholders, partners, members, managers, principals, directors, officers, agents, incorporators, affiliates or representatives of Assignee, or against any of the assets or property of any of the foregoing for the payment or collection of any amount, judgment, judicial process, arbitral award, fee or cost or for any other obligation or claim arising out of or based upon this Assignment and requiring the payment of money by Assignee.

b. Assignee shall have no recourse against any of the past, present or future, direct or indirect, shareholders, members, managers, principals, directors, officers, agents, incorporators, affiliates or representatives of Assignor or against any of the assets or property of any of the foregoing for the payment or collection of any amount, judgment, judicial process, arbitral award, fee or cost or for any other obligation or claim arising out of or based upon this Assignment and requiring the payment or money by Assignor.

5. Approval of Boards of Directors. Assignor and Assignee have taken all corporate and other action necessary to approve and effect the transactions contemplated hereby, and authorize execution of this Agreement by the individuals whose signatures appear below.

6. Miscellaneous. This Assignment and the obligations of Assignor and Assignee hereunder shall be binding upon and inure to the benefit of Assignor and Assignee and their respective successors and assigns, shall be governed by and construed in accordance with the laws of the State of California and may not be modified or amended in any manner other than by a written agreement signed by the party to be charged therewith.

7. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed a duplicate original and all of which taken together shall constitute one document.

8. Severability. Each provision of this Agreement is severable, and should any provision of this Agreement be or become legally invalid or unenforceable, this shall in no way be deemed to affect or prejudice the validity of the remaining provisions.

IN WITNESS WHEREOF, the panics have executed this Assignment as of the date first set forth above.


ASSIGNOR:

ALLERGY IMMUNO TECHNOLOGIES, INC.


By: /s/ Janet Moore
-------------------------------
Name: Janet Moore
Title: Sec.




ASSIGNEE:

BIOMERICA, INC.


By: /s/ Francis Capitanio
-------------------------------
Name: Francis Capitanio
Title: President

============================================================================
EXHIBIT 99.1 Allergy Immuno Technologies, Inc. Consolidated Financial Statements for the Year Ended May 31, 2002 and 2001 and Independent Auditors' Report.


Allergy Immuno Technologies, Inc.

Report of Independent Certified Public Accountants
May 31, 2002




Board of Directors and Shareholders
Allergy Immuno Technologies, Inc.

We have audited the accompanying balance sheet of Allergy Immuno
Technologies, Inc. as of May 31, 2002, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Allergy Immuno Technologies, Inc. as of May 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 10 to the financial statements, the company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Johnson CPA, PLLC
Danville, Virginia
September 9, 2002

==========================================================================

Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Allergy Immuno Technologies, Inc.


We have audited the accompanying statements of operations, shareholders' deficit and cash flows for the year ended May 31, 2001 of Allergy Immuno Technologies, Inc. (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended May 31, 2001 of Allergy Immuno Technologies, Inc., in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


    BDO SEIDMAN, LLP


Costa Mesa, California
August 10, 2001

===================================================================

Allergy Immuno Technologies, Inc.
Financial Statements
May 31, 2002 and 2001

====================================================================

Allergy Immuno Technologies, Inc.
Balance Sheet
As of the Period Ended May 31,

                                                    2002
                                               ---------------
Assets

Current Assets
    Cash and Cash Equivalents                    $ -
    Net Accounts Receivable                        -
    Inventory                                      -
    Prepaid and Other Current Assets               -
                                               ---------------
        Total Current Assets                       -

Long-Term Assets
    Net Fixed Assets                               -
    Net Intangible Assets                          -
                                               ---------------
        Long-Term Assets                           -
                                               ---------------
            Total Assets                         $ -
                                               ===============



Liabilities and Shareholders' Deficit

Current Liabilities
    Accounts Payable                             $ -
    Accrued Liabilities - Compensation             -
    Accrued Liabilities - Other                    -
    Notes Payable - Current (Note 3)               225,282
                                               ---------------
        Total Current Liabilities                  225,282

Shareholders' Deficit
    Common Stock (Note 4)                           17,979
    Additional-Paid-In-Capital                   1,898,929
    Retained Earnings                           (2,142,190)
                                               ---------------
        Total Shareholders' Deficit               (225,282)
                                               ---------------
            Total Liabilities and
            Shareholders' Deficit                 $ -
                                               ===============

====================================================================

Allergy Immuno Technologies, Inc.
Statements of Operations
For the Period Ended May 31,

OPERATIONS ARE DISCONTINUED                      2002          2001
-----------------------------                -----------   ------------

Net Sales                                    $    46,331   $  100,270
Cost of Sales                                     63,434       86,982
                                             -----------   ------------
    Gross Income (Loss)                          (17,103)      13,288

Operating Expenses
    General and Administrative                    57,962       79,026
                                             -----------   ------------
        Total Operating Expenses                  57,962       79,026
                                             -----------   ------------
            Operating Income (Loss)              (75,065)     (65,738)

            Net Other Income                         349        3,884
                                             -----------   ------------
                Loss Before
                Income Taxes                      (74,716)    (61,854)

                Income Tax Expense (Note 6)          800          800
                                             -----------   ------------
                    Net Loss                 $   (75,516)  $  (62,654)
                                             ===========   ============


Per Share Data (basic and diluted):
-----------------------------------
Net Loss                                     $     (0.00)  $    (0.00)
                                             ===========   ============
Weighted average number of
common shares outstanding                    17,978,948    17,170,390
                                             ===========   ============

====================================================================

Allergy Immuno Technologies, Inc.
Statements of Shareholders' Deficit
For the Period Ended May 31, 2002 and 2001




                      Common Stock           Additional   Accumulated        Total
                    --------------------      Paid-In        Income       Shareholders
                    Shares       Amount       Capital      (Deficit)       (Deficit)
                  ------------------------------------------------------------------
May 31, 2000      17,170,390    $ 17,170    $ 1,777,388  $ (2,004,020)   $ (209,462)
Net Loss                   -           -              -       (62,654)      (62,654)
                  ------------------------------------------------------------------
May 31, 2001      17,170,390      17,170      1,777,388    (2,066,674)     (272,116)
Stock Issuance       808,558         809         13,060             -        13,869
Debt Forgiveness
By Biomerica               -           -        108,481             -       108,481
Net Loss                   -           -              -       (75,516)      (75,516)
                  ------------------------------------------------------------------
May 31, 2002      17,978,948    $ 17,979    $ 1,898,929  $ (2,142,190)   $ (225,282)



====================================================================

Allergy Immuno Technologies, Inc.
Statement of Cash Flows
For the Period Ended May 31,


OPERATIONS ARE DISCONTINUED
                                                                     2002          2001
                                                                     ------------  -------------

Cash Flows Provided by (Used in) Operating Activities
  Net Loss                                                           $(75,516)     $ (62,654)
  Adjustments to reconcile net income (loss) to net
  provided by (used in) cash used in operating activities

    Depreciation and Amortization                                       1,270          1,480
    Provision for Allowance for Doubtful Accounts                           -         (4,235)
    Gain on Sale of Land                                                    -         (3,722)
    (Increase) Decrease in Accounts Receivable                          6,727          8,765
    (Increase) Decrease in Inventory                                    1,169            608
    (Increase) Decrease in Prepaid and Other Current Assets             4,235            949
    Increase (Decrease) in Accounts Payable and Accrued Liabilities    15,103          2,188
    Cash Advances Provided by (Used in) Affiliate                      37,557         13,812
                                                                     ------------  -------------
      Net Cash Flows Provided by (Used in) Operating Activities        (9,455)       (42,809)

Cash Flows Provided by (Used in) Investing Activities
  Purchases of Fixed Assets                                                 -            (61)
   Sales of Land Held for Investments                                       -         49,722
                                                                     ------------  -------------
     Net Cash Flows Provided by (Used in) Investing Activities              -         49,661

    Net Cash Flows                                                     (9,455)         6,852
    Cash, Beginning of Period                                           9,455          2,603
                                                                     ------------  -------------
     Cash, End of Period                                             $      -      $   9,455
                                                                     ============  =============


Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Year For:
                                                                     ------------  -------------
   Income Taxes                                                      $    800      $     800
                                                                     ============  =============


Supplemental Disclosure of Noncash Operating Activites
  Assignment of Assets                                               $ 12,586      $       -
  Assignment of Liabilities                                           (26,836)             -
  Stock Issuance                                                       13,869              -
  Debt Forgiveness                                                   (108,100)             -
                                                                     ------------  -------------
     Noncash Flows Provided by (Used in) Operating Activities        $(108,481)    $       -
                                                                     ============  =============

*In April 2002, Allergy Immuno Technologies assigned $12,586 of assets and $26,836 of liabilities to Bioamerica in exhange for 808,558 shares of its common stock valued at $13,869. Further, Biomerica agreed to reduce the note payable from the Company by $108,100 in exchange for Hollister-Stier Options, as discussed in Note 5.

====================================================================

Allergy Immuno Technologies, Inc.

Notes To Financial Statements
May 31, 2002 and 2001


1.  Summary Of Significant Accounting Policies

Nature Of Operations
-------------------
Allergy Immuno Technologies, Inc. (The Company) provides specialized diagnostic testing services to physicians and clinics located throughout the United States. The Company is a majority-owned subsidiary of LDM Holdings, Inc. as of May 30, 2002.

Basis Of Accounting
-------------------
The accounting policies conform to accounting principles generally accepted in the United States of America. As such, the accrual basis of accounting is used, which means that revenues are recognized when earned and expenses are recognized when the related liability is incurred.

Accounting Estimates
-------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-------------------
The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis on the accompanying balance sheet. The Company's financial instruments consist of notes payable as at May 31, 2002. The carrying amount of the Company's financial instruments approximates their fair values at May 31, 2002.

Cash and Cash Equivalents
-------------------
For purposes of the statement of cash flows, all cash and cash equivalents are considered cash.

Concentration of Credit Risk
-------------------
The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company performs ongoing credit evaluation of its customers. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses.

During the year ended May 31, 2002, the Company had three major customers, which accounted for approximately 15%, 29%, and 19% of net sales. During the year ended May 31, 2001 the Company had two major customers, which accounted for approximately 19% and 11% of net sales.

Patents
-------------------
The Company held certain patents, which were amortized on a straight-line basis over 17 years. On April 30, 2002 these patents were assigned to Biomerica as a part of the general assignment agreement, as discussed in Note
2. Amortization expense included in the accompanying statements of operations amounted to $1,116 and $1,480 for May 31, 2002 and 2001. In addition, accumulated amortization for May 31, 2002 and May 31, 2001 was $0 and $6,546, respectively.

Accounting for the Impairment of Long-Lived Assets
-------------------
The Company follows the guidance under Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS 121 required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS 121 also addressed the accounting for long-lived assets that are expected to be disposed of. Management has determined that there is no impairment of long-lived assets as of May 31, 2002 and May 31, 2001.


Revenue Recognition
-------------------
Revenue is recognized upon completion of the diagnostic testing services.

Advertising Costs
-------------------
The Company reports the costs of all advertising as expense in the period in which those costs are incurred. There were no advertising costs expensed in either May 31, 2002 or May 31, 2001.

Income Taxes
-------------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Stock-Based Compensation
-------------------
During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied.
The Company has elected to account for its stock-based compensation to employees under APB 25.

Limitations on Dividends
-------------------
Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholder's as a result of its accumulated deficit as of May 31, 2002 and May 31, 2001.

Hazardous Materials
-------------------
The Company's research and development involved the controlled use of hazardous materials and chemicals. Although the Company believes that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and such liability could exceed the resources of the Company. The company may incur substantial costs to comply with environmental regulations.

New Accounting Pronouncements
-------------------

* In July 2001, FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operation.

* In July 2001, FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Intangible Assets," which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect that SFAS 142 will have a material impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.

* In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of SFAS No. 143 on the Company's financial position or results of operations.

* In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect SFAS 144 will have a material impact on the Company's financial position or results of operations.

* In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of SFAS Nos. 44 and 64, Amendment of SFAS No.13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. SFAS No. 44, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No. 44, was rescinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on the Company's financial statements.

* In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on the Company's financial statements.

2.  General Assignment of Assets and Liabilities to Biomerica and
Discontinued Operations

At the April 22, 2002 Board Meeting, The Board of Directors voted on and agreed to assign the assets and liabilities of Allergy Immuno Technologies, Inc. to the majority stockholder, Biomerica, in exchange for 808,558 shares of company stock. This did not affect the note payable due to Biomerica as discussed in Note 3. The general assignment was agreed upon due to Biomerica's desire to discontinue subsidizing the operations of the company and their desire to sell the majority interest in the company. Allergy has discontinued its operations which are reflected in the company's financial statements.

3.  Notes Payable

On April 30, 2002, Allergy Immuno Technologies, Inc. entered into a demand promissory note for services rendered and expenses advanced on behalf of Allergy Immuno Technologies, Inc. The note is for $225,282 and accrues interest at 7% compounded annually until payment on the note is made. As no term is specified a schedule of payments is not available.

On May 30, 2002, this note was purchased by LDM Holdings, Inc. in a stock purchase transaction. The amount is still owed, however the maker of the note at the balance sheet date is LDM Holdings, Inc., not to Biomerica.

4.  Shareholders' Equity

The Company's equity is made up as shown below:




                                                May 31, 2002    May 31, 2001
                                                ------------    ------------
Common Stock     Authorized                       50,000,000      50,000,000
                 Issued and Outstanding           17,978,948      17,170,390
                 Par Value                            $0.001          $0.001
                 Common Stock Amount                 $17,979         $17,170

Preferred Stock  Authorized                          100,000         100,000
                 Issued and Outstanding                    -               -
                 Par Value                             $1.00           $1.00
                 Preferred Stock Amount                $   -           $   -

Holders of common stock are entitled to received dividends when, as and if declared by the Board of Directors, out of funds legally available therefor. There have been no dividends declared and management does not anticipate any dividends in the near future due to lack of funds and legal restrictions. Dividends on any outstanding shares of preferred stock may be required to be paid in full before payment of any dividends on common stock. Upon liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratable in assets available for distribution after payment of all debts and other liabilities and subject to the prior rights of any holders of any preferred stock then outstanding.

Holders of common stock are entitled to one vote per share with respect to all matters submitted to a vote of shareholders and do not have cumulative voting rights. Accordingly, holders of a majority of the common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the voting rights (if any) of any preferred stock that may be outstanding. The Company's Articles of Incorporation and Bylaws contain no restrictions on the repurchase by the Company of shares of the common stock or preferred stock. All the outstanding shares of common stock are, and additional shares of common stock will be, when issued, validly issued, fully paid, and nonassessable.

The Company is authorized to issue up to 100,000 shares of preferred stock, par value $1.00 per share, the rights, preference and privileges of which may be determined from time to time by the Board of Directors. The Board of Directors is authorized to designate with respect to each series of preferred stock the number of shares in each such series, the dividend rates and dates of payment, voluntary and involuntary liquidation preferences, redemption prices, if any, whether or not dividends shall be cumulative and, if cumulative, the date or dates from which the same shall be cumulative, the sinking fund provisions, if any, and the terms and conditions on which shares can be converted into or exchanged for shares of another class or series, and the voting rights, if any. As of the date hereof, there were no shares of preferred stock issued and outstanding. Any preferred stock issued will rank prior to the common stock as to dividends and as to distributions in the event of liquidation, dissolution or winding up of the Company. The ability of the Board of Directors to issue preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting powers of holders of common stock. The preferred stock will, when issued, be fully paid and assessable.

Stock Options
----------------
During fiscal 1998, the Company granted options to purchase 1,185,000 shares of common stock to various employees and directors, including an option to purchase 250,000 shares granted to Biomerica, Inc., the parent company. The exercise price will be the fair value of the Company's common stock on the date (the "Pricing Date") of a successful completion of $3,000,000 in capital being raised or upon the merger with another company or acquisition of another company with greater than $6,000,000 in assets. The options will vest 50% per year and expire over five years beginning on the Pricing Date.

Note that the company was not successful in raising the necessary capital or merging with the required type of company. Therefore, the stock options were cancelled during the year ended May 31, 2002.

5.  Debt Forgiveness

During the year ended May 31, 2002, the Company recorded a contribution to additional paid-in capital in the amount of $108,100 due to the reduction of its note payable from Biomerica by $108,100 for the transfer of 10,000 Class A Unit Options of Hollister-Stier, LLC dated June18, 1999 to Biomerica. The options had a basis of zero on Allergy Immuno Technologies, Inc.'s books.

6.  Income Taxes

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2002 are presented below:

Deferred Tax Assets                                           May 31, 2002
-------------------                                           -------------
     State net operating loss carryforwards                   $   41,887
     Federal net operating loss carryforwards                    550,456
     Research and development tax credit carryforwards            29,395
                                                              -------------
          Total Gross Deferred Tax Assets                        621,738
          Less Valuation Allowance                              (621,738)
                                                              -------------
               Net Deferred Tax Asset                         $        -
                                                              =============

Income tax expense attributable to loss from operations for the years ended May 31, 2002 and May 31, 2001 consists of the following current provisions:

                             May 31, 2002    May 31, 2001
                             ------------    ------------
U.S. Federal                    $    -         $    -
State and Local                    800            800
                             ------------    ------------
   Total Income Tax Expense     $  800         $  800
                             ============    ============


Income tax expense attributable to income from operations was $800 for each of the years ended May 31, 2002 and May 31, 2001, and differs from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to pretax income from operations as a result of the following:

                                                May 31, 2002    May 31, 2001
                                                ------------    ------------
Computed "expected" benefit                      $ (25,675)     $ (21,649)
Increase (reduction) in income
taxes resulting from:
   Change in the beginning-of-the-year balance
   of the valuation allowance for deferred tax
   assets allocated to income tax expense           25,675         21,649
   State and local income taxes                        800            800
                                                ------------    ------------
      Total Income Tax Expense                     $   800       $    800
                                                ============    ============

As of May 31, 2002, the Company has available Federal and State net operating loss carryforwards for tax purposes of approximately $1,936,000 and $474,000, respectively, and research and development tax credit carryforwards of approximately $29,000. The aforementioned carryforwards expire in various years through 2021.

The Tax Reform Act of 1986 includes provisions, which limit the Federal net operating loss carryforwards available for use in any given year if certain events, including a significant change in stock ownership, occur.

7.  Net Loss Per Share

The FASB has issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share." SFAS 128 is primarily a disclosure standard which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Basic EPS is computed by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net (loss) income for the year by weighted average number of shares of common stock and common stock equivalents outstanding during the year.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.


                                                       Income         Shares     Per Share
For the Year Ended May 31, 2002                      (Numerator)  (Denominator)    Amount
-------------------------------                      -----------  -------------  ---------
Basic EPS
   Loss available to common shareholders             $(75,516)    17,978,948     $      -

Effect of Dilutive Securities
   Options                                           $      -              -     $      -

Diluted EPS
   Income available to common shareholders
   plus assumed conversions                          $(75,516)    17,978,948     $      -


                                                        Loss         Shares      Per Share
For the Year Ended May 31, 2001                      (Numerator)  (Denominator)    Amount
-------------------------------                      -----------  -------------  ---------

Basic EPS
   Loss available to common shareholders             $ (62,654)    17,170,390    $       -

Effect of Dilutive Securities
   Options                                           $       -              -    $       -

Diluted EPS
   Loss available to common shareholders
   plus assumed conversions                          $ (62,654)    17,170,390    $       -




8.  Related Party Transactions

Biomerica, Inc. paid expenses on behalf of the Company of $40,851 and $13,812 during fiscal 2002 and 2001, respectively. Included in these amounts are $1,450 per month for accounting and administrative services rendered by Biomerica for the Company in each fiscal year. Note that due to the general assignment in April 2002, only 10 months of the accounting and administrative fees were charged to the Company. The remaining amounts in each year represents advances of funds to the Company for payment of the Company's own expenses. The Notes Payable - Current at May 31, 2002 represents the related unpaid amounts due to Biomerica (As further discussed in Note 3).

Management believes that the charges by Biomerica for its monthly services are reasonable and fair and that these costs would be the same for the Company if the Company were unaffiliated with Biomerica. The breakdown of the $1,450 monthly charge is $600 for accounting services, $500 for executive and administrative services, $200 for office expense and $50 for telephone expenses. If extraordinary services are performed in a month, additional charges are incurred. The Company did not have a written contract for services with Biomerica, but engaged Biomerica on an as needed basis.

The Company facilities were leased on a month-to-month basis at $1,400 per month and were owned 50% by a partnership in which a shareholder is a partner. Rent expense was $14,000 and $16,800 for fiscal year 2002 and 2001, respectively.

9.  Retirement Savings Plan

Effective September 1, 1986, the Company established a 401(k) Plan for the benefit of its employees. The plan permits eligible employees to contribute to the plan up to the maximum percentage of total annual compensation allowable under the limits of Internal Revenue Code Sections 415, 401(k) and
404. The Company, at the discretion of its Board of Directors, may make contributions to the plan in amounts determined by the Board each year. No contributions by the Company have been made since the Plan's inception.

10.  Going Concern and Change in Majority Shareholder

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern, as the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the year ended May 31, 2002 the Company assigned it assets and liabilities to their majority shareholder, Biomerica, in exchange for 808,558 shares of Allergy Immuno Technologies Inc.'s common stock. Furthermore, as of May 30, 2002 the majority ownership of the Company was transferred to LDM Holdings, Inc. through a purchase of stock and the note payable mentioned in Note 3.
It is uncertain at this time the future of Allergy Immuno Technologies, Inc. in relation with LDM Holdings, Inc.

============================================================================