Form 10QSB
period 2002-08-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2002-10-16
CIK 1082737

=============================================================================
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             ---------------

                               FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                         ----------------------

                   FOR THE QUARTER ENDED AUGUST 31, 2002
                --------------------------------------

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

YES(X) NO( )

Number of shares of the issuer's common stock, par value $.001, outstanding as of August 31, 2002: 17,978,948 shares.

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


=============================================================================

Item 1.  FINANCIAL STATEMENTS
-----------------------

=============================================================================
                  Allergy Immuno Technologies, Inc.
              Compiled Financial Statements (Unaudited)
              Three Month Period Ended August 31, 2002


                          Johnson CPA, PLLC
                 2276 Franklin Turnpike, Suite 115
                     Danville, Virginia 24540
                       Phone: 434-836-4498
                        Fax: 434-836-4493



-----------------------------------------------------------------------------

Board of Directors and Shareholders
Allergy Immuno Technologies, Inc.

We have compiled the accompanying the balance sheet as of the three month period ended August 31, 2002, the statement of shareholders' deficit for the three month period then ended, and the statements of operations, and cash flows for the three month periods ended August 31, 2002 and 2001 of Allergy Immuno Technologies, Inc. (The Company), in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to prepare these compiled pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The 2001 financial statements of the Company were compiled by other accountants who did not express an opinion or any other form of assurance on those statements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the fiscal year ended May 31, 2002, the Company discontinued all operations and these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Johnson CPA, PLLC
Danville, Virginia
October 3, 2002


----------------------------------------
Allergy Immuno Technologies, Inc.
Compiled Balance Sheet (Unaudited)
As of the Three Month Period Ended August 31,


                                              2002
                                        ------------
Assets

Current Assets
    Cash and Cash Equivalents            $      -
    Net Accounts Receivable                     -
    Inventory                                   -
    Prepaid and Other Current Assets            -
                                        -------------
      Total Current Assets                      -

Long-Term Assets
    Net Fixed Assets                            -
    Net Intangible Assets                       -
                                        -------------
      Long-Term Assets                          -
                                        -------------
        Total Assets                     $      -
                                        =============


Liabilities and Shareholders' Deficit

Current Liabilities
    Accounts Payable                     $      -
    Accrued Liabilities - Compensation          -
    Accrued Liabilities - Other                 -
    Notes Payable - Current (Note 3)          225,282
                                        -------------
      Total Current Liabilities               225,282

Shareholders' Deficit
    Common Stock (Note 4)                      17,979
    Additional-Paid-In-Capital              1,898,929
    Retained Earnings                      (2,142,190)
                                        -------------
      Total Shareholders' Deficit            (225,282)
                                        -------------
Total Liabilities and
Shareholders' Deficit                    $      -
                                        =============

See Accountant's Compilation Report and Accompanying Notes to the Financial Statements.



----------------------------------------
Allergy Immuno Technologies, Inc.
Compiled Statements of Operations (Unaudited)
For the Three Month Period Ended August 31,


All Discontinued Operations                   2002        2001
                                          -----------   -----------

Net Sales                                 $        -    $    15,514
Cost of Sales                                      -         19,494
                                          -----------   -----------
   Gross Income (Loss)                             -         (3,980)

Operating Expenses
  General and Administrative                       -         17,993
                                          -----------   -----------
   Total Operating Expenses                        -         17,993
                                          -----------   -----------
     Operating Loss                                -        (21,973)

     Net Other Income                              -              -
                                          -----------   -----------
      Loss Before Income Taxes                     -        (21,973)

      Income Tax Expense (Note 6)                  -              -
                                          -----------   -----------
        Net Loss                          $        -    $   (21,973)
                                          ===========   ===========


Per Share Data (basic and diluted):

Net Loss                                  $        -    $     (0.00)
                                          ===========   ===========
Weighted average number of common
shares outstanding                         17,978,948    17,170,390
                                          ===========   ===========

See Accountant's Compilation Report and Accompanying Notes to the Financial Statements.



----------------------------------------
Allergy Immuno Technologies, Inc.
Compiled Statements of Shareholders' Deficit (Unaudited)
For the Three Month Period Ended August 31, 2002



                              Common Stock
                      -----------------------------     Additional       Accumu-
                      Number of                         Paid-In          Lated
                      Shares           Amount           Capital          Deficit           Total
                      ------------     ------------     ------------     ------------      ------------

May 31, 2002          17,978,948      $      17,979    $  1,898,929     $ (2,142,190)     $   (225,282)

Net Loss                       -                  -               -                -                 -
                      ------------     ------------     ------------     ------------      ------------

August 31, 2002       17,978,948      $      17,979    $  1,898,929     $ (2,142,190)      $   (225,282)
                      ============     ============     ============     ============      ============


See Accountant's Compilation Report and Accompanying Notes to the Financial Statements.


----------------------------------------
Allergy Immuno Technologies, Inc.
Compiled Statement of Cash Flows (Unaudited)
For the Three Month Period Ended August 31,


All Discontinued Operations                                2002        2001
                                                       ----------  ----------

Cash Flows Provided by (Used in) Operating Activities
   Net Loss                                            $        -  $ (21,973)
   Adjustments to reconcile net (loss)
   to net provided by (used in) cash
   used in operating activities

     Depreciation and Amortization                              -         47
     (Increase) Decrease in Accounts Receivable                 -        975
     (Increase) Decrease in Inventory                           -        889
     (Increase) Decrease in Prepaid and Other
     Current Assets                                             -        (47)
     Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                                    -      5,944
                                                       ----------  ----------
       Net Cash Flows Provided by (Used in)
       Operating Activities                                     -    (14,165)

Cash Flows Provided by (Used in) Financing Activities
   Advances from affiliate                                      -      7,827
                                                       ----------  ----------
     Net Cash Flows Provided by (Used in)
     Investing Activities                                       -      7,827

       Net Cash Flows                                           -     (6,338)
       Cash, Beginning of Period                                -      9,455
                                                       ----------  ----------
         Cash, End of Period                           $        -  $   3,117
                                                       ==========  ==========

See Accountant's Compilation Report and Accompanying Notes to the Financial Statements.


----------------------------------------
Allergy Immuno Technologies, Inc.
Notes To Compiled Financial Statements - Substantially Omits Most Disclosures Three Month Period Ended August 31, 2002


1.    Summary Of Significant Accounting Policies

    Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on form 10-KSB for the fiscal year ended May 31, 2002, for a summary of significant accounting policies utilized by the Company and new accounting pronouncements.

2.    Compilation and Disclosures

    The accompanying balance sheet at August 31, 2002, and the statements of operations, cash flows and cash flows for the three month periods ending August 31, 2002 and August 31, 2001, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

3.    Limitation on Results of Operations

    Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

4.    Notes Payable

    Allergy Immuno Technologies, Inc. has an outstanding demand promissory note for services rendered and expenses advanced by the former parent company, Biomerica. The note is for $225,282 and accrues interest at 7% compounded annually until payment on the note is made. As no term is specified a schedule of payments is not available. The note is was sold on May 30, 2001 to LDM, Holdings Inc.

5.    Net Loss Per Share

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




For the Three Month Period Ended       Income        Shares        Per Share
August 31, 2002                      (Numerator)  (Denominator)     Amount
---------------------------------   -----------   -----------   ------------
Basic EPS
   Loss available to common
   shareholders                    $         -    17,978,948     $         -

Effect of Dilutive Securities
   Options                         $         -             -     $         -

Diluted EPS
   Loss available to common
   shareholders plus assumed
   conversions                     $         -    17,978,948     $         -



For the Three Month Period Ended       Income        Shares        Per Share
August 31, 2001                      (Numerator)  (Denominator)     Amount
---------------------------------   -----------   -----------   ------------
Basic EPS
   Loss available to common
   shareholders                     $  (21,973)   17,170,390     $        -

Effect of Dilutive Securities
   Options                          $        -             -     $        -

Diluted EPS
   Loss available to common share-
   holders plus assumed conversions $  (21,973)   17,170,390     $        -


7.    Going Concern

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the fiscal year ended May 31, 2002, the Company discontinued all operations and these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is uncertain at this time the future of Allergy Immuno Technologies, Inc.

=============================================================================


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------

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

    As discussed further in our recently filed Form 10K-SB, Annual Report for the period ended May 31, 2002, Allergy's assets and liabilities were transferred to Biomerica, Inc. in April of 2002, leaving Allergy with no significant operations. On May 30, 2002, the Company underwent a change in control. Biomerica, Inc., sold 13,350,000 shares of its stock in Allergy's to LDM Holdings, Inc. The purpose of the transaction underlying LDM's purchase of 13,350,000 shares of Allergy was to ultimately transform Allergy's business operations. LDM's principals also operate Omnics International Corporation, a Florida-based company that manufactures an omni-direction wheel that has application to wheelchairs, robotics, forklifts, and any other device requiring or benefiting from increased mobility.

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

RESULTS OF OPERATIONS (OPERATIONS ARE DISCONTINUED)

THREE MONTHS ENDED AUGUST 31, 2002, COMPARED TO THREE MONTHS ENDED AUGUST 31,
2001

     Revenues for the quarter ended August 31, 2002 were $0 as compared to $15,514 in the prior quarter period. This represents a decrease of $15,514 from the previous period. The Company's decision to phase out its operations contributed solely to the decrease in revenue. Cost of sales was reduced from $19,494 to $0 as compared to the previous period. Again, our discontinuation of operations contributed solely to the elimination of cost of sales.

     General and administrative expenses decreased from $17,993 to $0 during the three-month period ended August 31, 2002, as compared to the three month period ended August 31, 2001. The decrease was due solely to the Company's termination of operations. The company had no research and development expenses in either period.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 2002, the Company had cash of $0 compared to $3,117 for the previous quarterly period.

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


Item 3.  LEGAL PROCEEDINGS
-----------------

     We are not a party to any legal proceedings.


Item 4.  CHANGES IN SECURITIES AND USE OF PROCEEDS
----------------------

     The rights of security holders have not been materially modified during the reporting period.


Item 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------

     No matters have been submitted to security holders during the reporting period.


Item 6. OTHER INFORMATION: CHANGES TO THE BOARD OF DIRECTORS
----------------------

     We have undergone changes to our board of directors during the reporting period. LDM Holdings took majority control of Allergy on May 30, 2002. In connection with this change, Allergy's former board, all of whom were also board members of Biomerica, Inc., resigned from the board.

     Dr. Robert Orlando resigned from the Allergy board by letter on May 21, 2002. The three remaining Allergy board members Zackary Irani, Janet Moore, and Susan Irani all resigned without disagreement with Allergy by resolution of the board on June 6, 2002. Concurrently with their resignation, the outgoing Allergy board appointed board members Lou Marrero, Dean Martin, and John Peca.

     On June 18th, the new Allergy board appointed two additional board members, Edward Poteat and Phillip S. Hoffman.

     On September 25, John A. Peca and Lou Marrero resigned from the board without disagreement with Allergy.



Item 7. EXHIBITS AND REPORTS ON FORM 8-K
----------------------

     We reported a change of accountants on Form 8-K on August 9, 2002. Soon thereafter, we filed an amended 8-K regarding the change of accountants on August 26. Our amendment clarified and expanded on the relationship between us and our accountants, CPA Johnson, regarding advice we had sought from CPA Johnson before we selected them as our auditors.



                               SIGNATURES
                               ----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2002

ALLERGY IMMUNO TECHNOLOGIES, INC.
Registrant

By /s/ Dean Martin
----------------------------------
Dean Martin,
President, Secretary and Principal Financial Officer



============================================================================