Form 10QSB
period 2002-11-30
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-01-21
CIK 1082737

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

                   FOR THE QUARTER ENDED November 30, 2002
                --------------------------------------

                    ALLERGY IMMUNO TECHNOLOGIES, INC.
                 (Small Business Issuer in its Charter)
                 --------------------------------------

State or other jurisdiction of incorporation or organization: DELAWARE

I.R.S. Employer Identification No.: 95-3937129

20462 Chartwell Center Drive, Cornelius, NC                       28031
---------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)

     Issuer's Telephone Number:                              (704) 896-0202
     --------------------------                              --------------

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

YES( ) NO(X)

Number of shares of the issuer's common stock, par value $.001, outstanding as of November 30, 2002: 17,978,948 shares.

=============================================================================


Item 1.  FINANCIAL STATEMENTS
-----------------------


=============================================================================
                  Allergy Immuno Technologies, Inc.
                   Financial Statements (Unaudited)
     Six and Three Month Periods Ended November 30, 2002, and 2001


-----------------------------------------------------------------------------
-


-----------------------------------------
Allergy Immuno Technologies, Inc.
Balance Sheet (Unaudited)
As of the Six Month Period Ended November 30

                                             2002
                                        ------------
Assets

Current Assets
    Cash and Cash Equivalents               $    -
    Net Accounts Receivable                      -
    Inventory                                    -
    Prepaid and Other Current Assets             -
                                        -------------
        Total Current Assets                     -

Long-Term Assets
    Net Fixed Assets                             -
    Net Intangible Assets                        -
                                        -------------
        Long-Term Assets                         -
                                        -------------
            Total Assets                     $   -
                                        =============



Liabilities and Shareholders' Deficit

Current Liabilities
   Accounts Payable                     $        -
   Accrued Liabilities - Compensation            -
   Accrued Liabilities - Other              50,355
   Notes Payable - Current (Note 3)        225,282
                                        -------------
      Total Current Liabilities            275,637

Shareholders' Deficit
   Common Stock (Note 4)                    17,979
   Additional-Paid-In-Capital            1,898,929
   Retained Earnings                    (2,192,545)
                                        -------------
      Total Shareholders' Deficit         (275,637)
                                        -------------
            Total Liabilities
            and Shareholders' Deficit            -
                                        =============

The accompanying notes are an integral part of these statements.

----------------------------------------
Allergy Immuno Technologies, Inc.
Statements of Operations (Unaudited)
For the Six Month Period Ended November 30


                                        Six Months Ended       Three Months Ended
                                          November 30             August 31

All Discontinued Operations            2002       2001          2002        2001
                                    ----------  ----------   ----------  ----------
Net Sales                           $        -  $   28,771   $        -  $   13,257
Cost of Sales                                -      38,494            -      19,000
                                    ----------  ----------   ----------  ----------
  Gross Income (Loss)                        -      (9,723)           -      (5,743)

Operating Expenses
  General and Administrative            50,355      34,227       41,652      16,234
                                    ----------  ----------   ----------  ----------
    Total Operating Expenses            50,355      34,227       41,652      16,234
                                    ----------  ----------   ----------  ----------
      Operating Loss                   (50,355)    (43,950)     (41,652)    (21,977)

      Net Other Income                       -           4            -           4
                                    ----------  ----------   ----------  ----------
        Loss Before Income Taxes       (50,355)    (43,946)     (41,652)    (21,973)

        Income Tax Expense (Note 6)          -           -            -           -
                                    ----------  ----------   ----------  ----------
          Net Loss                  $  (50,355) $  (43,946)  $  (41,652) $  (21,973)
                                    ==========  ==========   ==========  ==========


Per Share Data (basic and diluted):

Net Loss                            $        -  $        -   $        -  $        -
                                    ==========  ==========   ==========  ==========
Weighted average number of common
 shares outstanding                 17,978,948  17,170,390   17,978,948  17,170,390
                                    ==========  ==========   ==========  ==========

The accompanying notes are an integral part of these statements.

----------------------------------------
Allergy Immuno Technologies, Inc.
Statements of Shareholders' Deficit (Unaudited)
For the Six Month Period Ended November 30, 2002


                              Common Stock
                      -----------------------------     Additional       Accumu-
                      Number of                         Paid-In          Lated
                      Shares           Amount           Capital          Deficit           Total
                      ------------     ------------     ------------     ------------      ------------

May 31, 2002          17,978,948      $      17,979    $   1,898,929    $  (2,142,190)    $    (225,282)
Net Loss                                                                      (50,355)          (50,355)
                      ------------     ------------     ------------     ------------      ------------
November 30, 2002     17,978,948      $      17,979    $   1,898,929    $  (2,192,545)    $    (275,637)
                      ============     ============     ============     ============      ============


The accompanying notes are an integral part of these statements.

----------------------------------------
Allergy Immuno Technologies, Inc.
Statement of Cash Flows (Unaudited)
For the Six Month Period Ended November 30,


All Discontinued Operations                              2002        2001
                                                      ----------  ----------


Cash Flows Provided by (Used in) Operating Activities
    Net Loss                                          $  (50,355) $  (43,946)
    Adjustments to reconcile net (loss) to net provided by (used in) cash used in operating activities

        Depreciation and Amortization                          -         116
        (Increase) Decrease in Accounts Receivable             -        (369)
        (Increase) Decrease in Inventory                       -       1,099
        (Increase) Decrease in Prepaid and Other
        Current Assets                                         -       1,179
        Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                           50,355      17,303
                                                      ----------  ----------
            Net Cash Flows Provided by (Used in)
            Operating Activities                               -     (24,618)

Cash Flows Provided by (Used in) Financing Activities
    Advances from affiliate                                    -      15,691
                                                       ----------  ----------
        Net Cash Flows Provided by (Used in)
        Investing Activities                                   -      15,691

            Net Cash Flows                                     -      (8,927)
            Cash, Beginning of Period                          -       9,455
                                                      ----------  ----------
                Cash, End of Period                   $           $      528
                                                      ==========  ==========

The accompanying notes are an integral part of these statements.

----------------------------------------
Allergy Immuno Technologies, Inc.
Notes To Financial Statements
November 30, 2002


1.    Summary Of Significant Accounting Policies

    Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on form 10-KSB for the fiscal year ended May 31, 2002, for a summary of significant accounting policies utilized by the Company and new accounting pronouncements.

2.     Disclosures

    The accompanying balance sheet at November 30, 2002, and the statements of operations, cash flows and shareholders' deficit for the three month and six month periods ended November 30, 2002 and 2001 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

3.    Limitation on Results of Operations

    Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

4.    Notes Payable

    Allergy Immuno Technologies, Inc. has an outstanding demand promissory note for services rendered and expenses advanced by the former parent company, Biomerica. The note is for $225,282 and accrues interest at 7% compounded annually until payment on the note is made. As no term is specified a schedule of payments is not available. The note was sold on May 30, 2002 to LDM, Holdings Inc.

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


For the Six Month Period Ended          Income        Shares        Per Share
November 31, 2002                     (Numerator)  (Denominator)     Amount
-----------------------------------   -----------   -----------   -----------
-


Basic EPS
     Loss available to common
     shareholders                    $  (50,355)    17,978,948    $         -

Effect of Dilutive Securities
     Options                         $        -              -    $         -

Diluted EPS
     Loss available to common
     shareholders plus
     assumed conversions             $  (50,355)    17,978,948    $         -


For the Six Month Period Ended         Income        Shares        Per Share
November 31, 2001                    (Numerator)  (Denominator)     Amount
-----------------------------------   -----------   -----------   -----------
-

Basic EPS
     Loss available to common
     shareholders                    $ (43,946)    17,170,390     $         -

Effect of Dilutive Securities
     Options                         $       -              -     $         -

Diluted EPS
     Loss available to common
     shareholders plus
     assumed conversions             $ (43,946)    17,170,390     $         -


6.    Going Concern

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


PLAN OF OPERATION
-------

     Allergy has had no business operation since March of 2002. Allergy's present operational plan is to find a suitable operating company with which Allergy can merge, or to purchase the assets of a business with operations. Our President, Dean Martin, devotes an average of 15 hours per week to this effort, and is presently our sole employee, except for outside accountants and an outside attorney. Mr. Martin is not paid a salary for his efforts. We do not plan any product or service research and development in the pursuit of our plan. Similarly, we do not expect to purchase any plant or significant equipment. We do not expect any significant changes in the number of our employees.

     Our only expenses of operation are general and administrative expenses, which are almost solely comprised of auditor fees and lawyer fees. We expect that we will expend $70,000 in fiscal 2003 on general and administrative expenses. Our cash requirements are presently satisfied by loans from our principal shareholder. Our principal shareholder intends to satisfy our cash requirements in this manner until August 30, at which time we may need to raise additional funds to pursue our plan of seeking a merger partner.


RESULTS OF OPERATIONS (OPERATIONS ARE DISCONTINUED)
-------

SIX MONTHS ENDED NOVEMBER 30, 2002, COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2001

     Revenues for the six months ended November 30, 2002 were $0 as compared to
$28,771 in the prior six month period. The Company's decision to phase out its operations contributed solely to this 100% decrease in revenue over the prior period. Cost of sales was reduced from $38,494 to $0 as compared to the previous period. Again, our discontinuation of operations contributed solely to the elimination of cost of sales.

     General and administrative expenses increased from $34,227 for the six months ended November 30, 2001 to $50,355 for the comparable period in 2002, a 47% increase. Substantially all of the 47 percent increase can be attributed to our change of auditors in August of 2002. The change in auditors caused us to incur duplicate charges. The company had no research and development expenses in either period.


LIQUIDITY AND CAPITAL RESOURCES
-------
     As of November 30, 2002, the Company had cash of $0 compared to $528 for the previous six month period.

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

     Management believes that losses will continue during fiscal 2003. As discussed above under the heading "Plan of Operation," our cash requirements are presently satisfied by loans from our principal shareholder. Our principal shareholder intends to satisfy our cash requirements in this manner until August 30, at which time we may need to raise additional funds to pursue our plan of seeking a merger partner.

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


Item 6. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
----------------------

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive and financial officer, based on his evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.

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

Dated: January 21, 2003

ALLERGY IMMUNO TECHNOLOGIES, INC.
Registrant

By /s/ Dean Martin
----------------------------------
Dean Martin,
President, Secretary and Principal Financial Officer



============================================================================
                                 CERTIFICATION


I, Dean Martin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Allergy Immuno Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003


By:   /s/  DEAN MARTIN
--------------------------
Dean Martin
President, Secretary and Principal Financial Officer