Form 10QSB/A
period 2002-08-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-01-28
CIK 1082737

=============================================================================
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             ---------------

                               FORM 10-QSB/A

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

=============================================================================
         Allergy Immuno Technologies, Inc.
          Financial Statements (Unaudited)
       As of the Three Month Period Ended August 31,

-----------------------------------------
Allergy Immuno Technologies, Inc.
Balance Sheet (Unaudited)
For the Three Month Period Ended August 31,



                                           2002
                                        ------------
Assets

Current Assets
  Cash and Cash Equivalents             $          -
  Net Accounts Receivable                          -
  Inventory                                        -
  Prepaid and Other Current Assets                 -
                                        ------------
   Total Current Assets                            -

Long-Term Assets
  Net Fixed Assets                                 -
  Net Intangible Assets                            -
                                        ------------
   Long-Term Assets                                -
                                        ------------
     Total Assets                       $          -
                                        ============


Liabilities and Shareholders' Deficit

Current Liabilities
  Accounts Payable                      $          -
  Accrued Liabilities - Compensation               -
  Accrued Liabilities - Other                  8,703
  Notes Payable - Current (Note 3)           225,282
                                        ------------
   Total Current Liabilities                 233,985

Shareholders' Deficit
  Common Stock (Note 4)                       17,979
  Additional-Paid-In-Capital               1,898,929
  Retained Earnings                       (2,150,893)
                                        ------------
   Total Shareholders' Deficit              (233,985)
                                        ------------
     Total Liabilities and
     Shareholders' Deficit              $          -
                                        ============


The accompanying notes are an integral part of these statements.

----------------------------------------
Allergy Immuno Technologies, Inc.
Statements of Operations (Unaudited)
For the Three Month Period Ended August 31,


All Discontinued Operations            2002        2001
                                    ----------  ----------

Net Sales                           $        -  $   15,514
Cost of Sales                                -      19,494
                                    ----------  ----------
  Gross Income (Loss)                        -      (3,980)

Operating Expenses
  General and Administrative             8,703      17,993
                                    ----------  ----------
   Total Operating Expenses              8,703      17,993
                                    ----------  ----------
     Operating Loss                     (8,703)    (21,973)

     Net Other Income                        -           -
                                    ----------  ----------
      Loss Before Income Taxes          (8,703)    (21,973)

      Income Tax Expense (Note 6)            -           -
                                    ----------  ----------
        Net Loss                    $   (8,703) $  (21,973)
                                    ==========  ==========


Per Share Data (basic and diluted):

Net Loss                            $    (0.00) $    (0.00)
                                    ==========  ==========
Weighted average number of common
shares outstanding                  17,978,948  17,170,390
                                    ==========  ==========

The accompanying notes are an integral part of these statements.

----------------------------------------
Allergy Immuno Technologies, Inc.
Statements of Shareholders' Deficit (Unaudited)
For the Three Month Period Ended August 31, 2002

                              Common Stock
                      -----------------------------     Additional       Accumu-
                      Number of                         Paid-In          Lated
                      Shares           Amount           Capital          Deficit           Total
                      ------------     ------------     ------------     ------------     ------------

May 31, 2002          17,978,948       $     17,979     $  1,898,929     $(2,142,190)     $    (225,282)
Net Loss                       -                  -                -          (8,703)            (8,703)
                      ------------     ------------     ------------     ------------     ------------
August 31, 2002       17,978,948            $17,979       $1,898,929     $(2,150,893)     $    (233,985)


The accompanying notes are an integral part of these statements.

----------------------------------------
Allergy Immuno Technologies, Inc.
Statement of Cash Flows (Unaudited)
For the Three Month Period Ended August 31,


All Discontinued Operations                              2002        2001
                                                      ----------  ----------

Cash Flows Provided by (Used in) Operating Activities
  Net Loss                                            $   (8,703) $  (21,973)
   Adjustments to reconcile net (loss) to net provided by (used in) cash used in operating activities

    Depreciation and Amortization                              -          47
    (Increase) Decrease in Accounts Receivable                 -         975
    (Increase) Decrease in Inventory                           -         889
    (Increase) Decrease in Prepaid and
    Other Current Assets                                       -         (47)
    Increase (Decrease) in Accounts Payable and
    Accrued Liabilities                                    8,703       5,944
                                                      ----------  ----------
       Net Cash Flows Provided by (Used in)
       Operating Activities                                    -     (14,165)

Cash Flows Provided (Used) by Investing Activities             -           -
    Net Cash Flows Provided by Investing Activities            -           -

Cash Flows Provided by (Used in) Financing Activities
   Advances from affiliate                                     -       7,827
                                                      ----------  ----------
    Net Cash Flows Provided by Financing Activities            -       7,827

       Net Cash Flows                                          -      (6,338)
       Cash, Beginning of Period                               -       9,455
                                                      ----------  ----------
         Cash, End of Period                          $        -      $3,117
                                                      ==========  ==========

The accompanying notes are an integral part of these statements.

----------------------------------------
Allergy Immuno Technologies, Inc.
Notes To Financial Statements
August 31, 2002


1.  Summary Of Significant Accounting Policies

  Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on form 10-KSB for the fiscal year ended May 31, 2002, for a summary of significant accounting policies utilized by the Company and new accounting pronouncements.

2.  Disclosures

  The accompanying balance sheet at August 31, 2002, and the statements of operations, cash flows and shareholders' deficit for the three month periods ending August 31, 2002 and 2001, are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In our opinion, the condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.

3.  Limitation on Results of Operations

  Results of operations for the interim periods covered by this Report may not necessarily be indicative of results of operations for the full fiscal year.

4.  Notes Payable

  Allergy Immuno Technologies, Inc. owes an outstanding demand promissory note for services rendered and expenses advanced by the former parent company, Biomerica. The note's principal amount is $225,282 and the note accrues interest at 7% compounded annually until payment on the note is made. As no term is specified, a schedule of payments is not available. Biomerica, the original holder of the note, sold the note to LDM Holdings, Inc. on May 30, 2002, at the same time that LDM Holdings purchased a controlling interest in Allergy. Thus, LDM Holdings is now the holder of the note.

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


For the Three Month Period Ended        Income        Shares        Per Share
August 31, 2002                       (Numerator)  (Denominator)     Amount
-----------------------------------   -----------   -----------   -----------
Basic EPS
    Loss available to common
    shareholders                      $    (8,703)  17,978,948    $         -

Effect of Dilutive Securities
    Options                           $         -            -    $         -

Diluted EPS
    Loss available to common
    shareholders plus
    assumed conversions               $    (8,703)  17,978,948    $         -


For the Three Month Period Ended        Income        Shares        Per Share
August 31, 2001                       (Numerator)  (Denominator)     Amount
-----------------------------------   -----------   -----------   -----------

Basic EPS
    Loss available to common
    shareholders                      $   (21,973)   17,170,390   $         -

Effect of Dilutive Securities
    Options                           $         -             -   $         -

Diluted EPS
    Loss available to common
    shareholders plus
    assumed conversions               $   (21,973)   17,170,390   $         -



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

     General and administrative expenses decreased from $17,993 to $8,703 during the three-month period ended August 31, 2002, as compared to the three month period ended August 31, 2001, a decrease of 51%. The decrease was due solely to the Company's termination of operations. The company had no research and development expenses in either period.

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

Item 8. EXHIBITS AND REPORTS ON FORM 8-K
----------------------

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

Dated: January 28, 2003

ALLERGY IMMUNO TECHNOLOGIES, INC.
Registrant

By /s/ Dean Martin
----------------------------------
Dean Martin,
President, Secretary and Principal Financial Officer


============================================================================
                                 CERTIFICATION


I, Dean Martin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Allergy Immuno Technologies, Inc.;

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

Date: January 28, 2003


By:   /s/  DEAN MARTIN
--------------------------
Dean Martin
President, Secretary and Principal Financial Officer