Form 10QSB/A
period 2002-11-30
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-01-30
CIK 1082737

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

   *In our opinion, the condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.


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

Dated: January 30, 2003

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

Date: January 30, 2003


By:   /s/  DEAN MARTIN
--------------------------
Dean Martin
President, Secretary and Principal Financial Officer