Form 10KSB/A
period 2002-05-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-02-06
CIK 1082737

=============================================================================
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             ---------------

                               FORM 10-KSB/A

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

                              <PAGE 1>


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

Transitional Small Business Disclosure Format              YES ( )    NO (X)
---------------------------------------------------

                            Table of Contents
                            -----------------

PART I                                                           3
------
Item 1.  DESCRIPTION OF BUSINESS                                 3
Item 2.  DESCRIPTION OF PROPERTY                                13
Item 3.  LEGAL PROCEEDINGS                                      14
Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS      14

PART II                                                         14
-------
Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS AND RECENT SALES OF UNREGISTERED SECURITIES    14
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                    15
Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            18
Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                    18

PART III                                                        19
--------
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                              19
Item 10. EXECUTIVE COMPENSATION                                 19
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                  20
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         21
Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K                  22

EXHIBIT TABLE                                                   22
SIGNATURES                                                      23
CERTIFICATION                                                   23

=============================================================================

                              <PAGE 2>

=============================================================================
                                PART I

Item 1.  DESCRIPTION OF BUSINESS
-----------------------

GENERAL
-------

OUR OPERATIONS

    Allergy Immuno Technologies, Inc. (the "Company," "Allergy," "we," or "our"), has historically provided clinical testing services to physicians, laboratories and pharmaceutical firms in specialized areas of allergy and immunology.

TERMINATION OF OUR FORMER OPERATIONS AND OUR GENERAL ASSIGNMENT OF ASSETS TO BIOMERICA

    In March of 2002, however, Allergy's board resolved to terminate Allergy's operations. Allergy's then board of directors made this decision because Allergy was not profitable, and Allergy became a financial burden on Biomerica, its former majority shareholder. Thus, Allergy presently has no business operations.

    In furtherance of our plan to phase out our operations, on April 30, 2002, Allergy transferred its assets and liabilities to its former parent company, Biomerica. The asset and liability transfer transaction between Allergy and Biomerica was memorialized in a General Assignment Agreement.

    Allergy's financial condition immediately before the asset and liability transfer to Biomerica was as follows: Allergy owed Biomerica loans totaling $333,382; these loans had accrued over several years.
Allergy also owed accounts payable to third parties totaling
$27,307.61. Allergy also had the following assets: $803 in cash, prepaid expenses totaling $582.31, aged accounts receivable totaling $5,104.71, inventory valued at $2,600.48, fixed assets such as computers and testing equipment, four patents, and options to purchase 10,000 units of Hollister-Stier, LLC at an exercise price of $10 per unit.

    In furtherance of Allergy's plan to transfer its assets and liabilities to Biomerica, Biomerica and Allergy agreed to the following General Assignment Agreement: First, Allergy agreed to transfer to Biomerica its cash, prepaid expenses, accounts receivable, inventory, fixed assets, and
                              <PAGE 3>


patents, and also issued 808,467 shares of Allergy common stock to Biomerica and in return Biomerica agreed to assume Allergy's accounts payable. Second, Biomerica reduced the amount of the loan owed by Allergy from $333,382 to $225,282 (a reduction of $108,100), and in return Allergy transferred to Biomerica the Hollister-Stier options.

BIOMERICA'S SALE OF ITS INTEREST IN ALLERGY

    Following the execution of the General Assignment Agreement, Allergy was left without business operations and became a blank check company. Biomerica thereafter sought to sell substantially all of its ownership in Allergy to a group that would commence new operations for Allergy or would merge Allergy with a company with operations.

    Biomerica's attorney learned of Allergy's plans in March, 2002 through his representation of Biomerica. The Attorney was contacted in April by representatives of Omnics International Corporation inquiring if the Attorney knew of a blank check company either available for sale or available for merger with an operating company.

    At the time of Omnics International's inquiry to Biomerica, through its attorney, Omnics International manufactured an omni-directional wheel that has application to wheelchairs, robotics, forklifts, and any other device requiring or benefiting from increased mobility.
Omnics International was seeking to purchase a publicly trading blank check company for the purpose of merging Omnics International's operations with the publicly trading blank check company. The company resulting from this planned consolidation would ideally be publicly traded, would contain Omnics' business operations, and would eventually bear the name "Omnics".

    Biomerica's attorney then made the introduction between Omnics and Biomerica/Allergy in a conference call in April of 2002. Direct negotiations between Allergy and Omnics followed. LDM Holdings was formed by Omnics International's principals during negotiations with Allergy for the specific purpose of purchasing the controlling interest in Allergy. Omnics International's attorney advised the formation of a separate company, LDM Holdings, to purchase the Allergy shares for two reasons: one, Omnics International had debt that could not be determined immediately but was likely substantial, and two, Omnics International's board could not determine promptly whether Omnics International was in good standing in its state of incorporation. Thus, Omnics International's counsel advised that a new corporation affiliated with Omnics International be formed to purchase the Allergy shares; this component of Omnics International's and LDM Holding's plan called for Omnics International to transfer its omni-directional wheel technology and related assets to LDM Holdings once Omnics International's debt and corporate status were resolved. Thereafter, LDM Holdings would either merge with Allergy, or would transfer the omni-directional wheel technology and related assets to Allergy.

    Biomerica's and LDM Holdings's negotiations continued. Biomerica and LDM Holdings reached final terms as follows: On May 30, 2002, Biomerica, Inc., sold the following property to LDM Holdings:

   *13,350,000 shares its stock. The shares represented 74.25% of

                              <PAGE 4>


    the outstanding voting shares of Allergy on the day of the sale. *The promissory note for $225,282. The effect of the sale of the note is that Allergy no longer owes $225,282 to Biomerica, but now owes it to LDM Holdings.

    In return, LDM Holdings paid Biomerica $212,500 in cash. At the conclusion of this transaction LDM Holdings became the majority shareholder of Allergy.

RECENT CHANGE IN CONTROL

     On May 30, 2002, the Company underwent a change in control. Immediately before Biomerica sold its interest in Allergy to LDM Holdings, it was a 75.67% shareholder in Allergy. Biomerica sold 74.25% of Allergy's outstanding shares to LDM Holdings on May 30, leaving Biomerica with 1.42% of Allergy's outstanding shares. Thus, following May 30 Biomerica no longer had a business relationship with Allergy, and was no longer a majority shareholder in Allergy.

    At the time of Biomerica's sale of its controlling interest in Allergy to LDM Holdings, Allergy had the following four directors: Zackary Irani, Susan Irani, Dr. Robert Orlando, and Janet Moore. All four of these directors were affiliated with Biomerica. Dr. Robert Orlando issued a written letter of resignation on May 21, 2002, indicating that such resignation was to be effective immediately upon the sale of Biomerica's controlling interest in Allergy. On June 6, 2002, Allergy's board of directors took the following corporate actions by unanimous written resolution:

  *Dr. Robert Orlando's resignation was accepted by the remaining directors.
  *Louis Marrero, Dean Martin, and John Peca were appointed to Allergy's board.
  *Zackary Irani resigned from the board.
  *Susan Irani resigned from the board.
  *Janet Moore resigned from the board.

    Louis Marrero and Dean Martin were affiliated with Omincs International, and John Peca was an attorney representing Omnics International.

    Soon thereafter, on June 12, 2002, Allergy's board of directors took the following corporate actions by unanimous written resolution:

   *The current officers, Zackary Irani, CEO, and Janet Moore, CFO and secretary were removed from office.
   *Louis Marrero was appointed as president.
   *Dean Martin was appointed as treasurer.
   *John Peca was appointed as secretary.

    Soon thereafter, on June 18, 2002, Allergy's board of directors took the following corporate actions by unanimous written resolution:

   *The membership of the board of directors was increased from 3 persons to 5 persons.
   *C. Edward Poteat was appointed to the board.

                              <PAGE 5>


   *Phillip S. Hoffman was appointed to the board.

WHY ALLERGY'S CONSOLIDATION WITH OMNICS INTERNATIONAL FAILED

    As discussed above, the Company had originally planned, following the change in control, to either (i) ultimately acquire the omni-directional wheel technology then owned by Omnics International Corporation, or (ii) ultimately acquire the Omnics International Corporation outright. The purpose of either plan was to bring the exploitation and development of the omni-directional wheel technology and its operations under Allergy.

    Following LDM Holdings' purchase of the Allergy shares, two of Allergy's new directors, Mr. Dean Martin and Mr. Lou Marrero, Allergy's attorney, Omnics' Attorneys, and Allergy's accountants set down to begin the work of preparing the merger between Omnics/LDM and Allergy. Upon close examination of Omnics International, the attorneys and accountants discovered the following problems with Omnics International:

     *Omnics International did not conduct proper periodic annual shareholder and director meetings, and would require substantial expense and effort to correct.
     *Omnics International did not maintain an appropriate minute book, and would require substantial expense and effort to correct.
     *Omnics International's financial records were not adequately maintained, and would require substantial expense and effort to correct. *Omnics International had substantial debt.

    Thus, Allergy's accountant, Allergy's attorney, and Omnics' attorneys advised that a consolidation between Allergy and Omnics International could occur only after tremendous expense and delay. Allergy's management, in August of 2002, abandoned plans to pursue the consolidation with Omnics International.

    Thus, Allergy remained without business operations. Management thereafter determined that the company's business plan would be to locate and merge with a suitable operating company.

OUR STATUS AS A BLANK CHECK COMPANY

    Allergy is presently a blank check company, a company without operations whose purpose is to effect a business combination with an operating business. A common reason for a target company to enter into a merger with a blank check company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

    We cannot assure you that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a successful business combination.

    As a result of our limited resources, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the
                              <PAGE 6>


prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

     We expect our present management to play no managerial role in the company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

     In evaluating a prospective target business, we will consider several factors, including the following:

  * experience and skill of management and availability of additional personnel of the target business;

  * costs associated with effecting the business combination;

  * equity interest retained by our stockholders in the merged entity;

  * growth potential of the target business;

  * capital requirements of the target business;

  * capital available to the target business;

  * competitive position of the target business;

  * stage of development of the target business;

  * degree of current or potential market acceptance of the target business, products or services;

  * proprietary features and degree of intellectual property or other protection of the target business;

  * the financial statements of the target business; and

  * the regulatory environment in which the target business operates.

     The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of
                              <PAGE 7>


financial, legal and other information.

     The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out the business and affairs of the company. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

     We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, attorneys, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

     As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective stockholders.

     We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

     Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be
                              <PAGE 8>


limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

     We will be subject to certain reporting requirements under the Exchange Act. If we are no longer required to file reports and other information with the Securities and Exchange Commission under the Exchange Act, we intend nonetheless to continue to file such reports. Pursuant to Sections 13 and 15(d) of the Exchange Act, if significant acquisitions take place, we must furnish information, including certified financial statements for the acquired company covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act apply to us. Of course, these reporting obligations may delay any eventual business combination that we desire to pursue.

    Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

    There are risks associated with our status as a Penny Stock. Our securities meet the definition of Penny Stock as found in Rule 3a51-1 of the Securities Exchange Act of 1934. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a Penny Stock to, or to effect the purchase of a Penny Stock by, any person unless prior to the transaction: (i) The broker or dealer has approved the person's account for transactions in Penny Stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the Penny Stock to be purchased. In order to approve a person's account for transactions in Penny Stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in Penny Stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in Penny Stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in Penny Stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement; and (iii) the person should
                              <PAGE 9>


not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in Penny Stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in Penny Stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

    The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

CONFLICTS OF INTEREST

     None of Allergy's directors and officers is affiliated with any other blank check company. Nevertheless, conflicts of interest in the management and operation of Allergy may arise. Our directors and officers have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company.

    None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

    The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to
                              <PAGE 10>


be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

OUR FORMER OPERATIONS

     As noted above, we ceased our clinical testing services in March of 2002. However, because we earned revenue from our clinical testing services in the reporting period, we are including this description of our operations in this report. Until March 2002, we provided clinical testing services to physicians, laboratories and pharmaceutical firms in specialized areas of allergy and immunology. Test samples were sent to the Company's laboratory for evaluation and the results of the tests were reported to the customer (physician, pharmaceutical company or clinical laboratory). All of the Company's current revenues were derived from providing these testing services. Our prior research resulted in four patents being issued to the Company covering novel oral and injectable allergy treatments as an alternative to allergy shots. All of our patents were transferred to Biomerica in April of 2002.

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

                              <PAGE 11>


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

EMPLOYEES

     During the period of this report, until March, 2002, the Company employed one employee who worked in the laboratory performing clinical testing. Currently, the Company has no full time employees. Our President, Treasurer, and Secretary, Dean Martin, is our sole employee, and works part-time. Mr. Martin devotes an average of 15 hours per week to Allergy's responsibilities. Our other directors devote an average of one or two hours per month in fulfilling their responsibilities as directors. We also regularly employ outside lawyers and accountants.

BACKLOG

     Allergy has no backlog.


GOVERNMENT REGULATION AND LICENSES

GENERAL
-------

     Numerous aspects of Allergy's former operations, including its testing processes, its business practices and in some instances, the amount and methods by which it is paid, were formerly subject to governmental regulation at the Federal, state and/or local levels.

FEDERAL AND STATE CLINICAL LABORATORY LICENSING


                              <PAGE 12>


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

     Because we are no longer operate any clinical laboratory facilities, we do not intend to renew the three licenses described in the paragraph above. We did not transfer the licenses to Biomerica because Biomerica does not operate any clinical laboratory facilities.

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

                              <PAGE 13>


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

    During the months of April and May, 2002, Allergy maintained no office space. On June 1, 2002, immediately following LDM Holdings' purchase of a controlling interest in Allergy, Allergy's principal office moved to 8540 Cinder Bed Road, Suite 300, Newington, VA, where Allergy shared office space at the business office of our president Louis Marrero. Mr. Marrero offered office space to Allergy without charge, and the office space was in a suitable condition and sufficient to meet our needs at the time.

    On September 25, 2002, Louis Marrero resigned as our president and director, and our board accepted his resignation on October 1, 2002. Also on October 1, Allergy moved its principal office to 20462 Chartwell Center Drive, Cornelius, NC, 28031. Our Chartwell Center Drive office is also the business office of LDM Holdings and the business office our current president, Mr. Dean Martin. Mr. Martin offers the office space to Allergy without charge, and the office space is in suitable condition and sufficient to meet our needs.

    Allergy owns no real estate or securities. Allergy own no inventory, physical plant, or office equipment.

Item 3.  LEGAL PROCEEDINGS
-----------------

     Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------

     Inapplicable.

                                PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND RECENT SALES OF UNREGISTERED SECURITIES
----------------------

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

                              <PAGE 14>



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

    On April 22, 2002, Allergy issued 808,467 shares of Allergy's common stock to Biomerica. The shares were issued in consideration for, and in connection with, a General Assignment Agreement between Allergy and Biomerica. Under the General Assignment Agreement, Allergy transferred certain assets and liabilities to Biomerica, and Biomerica reduced the principal amount of a loan it made to Allergy. A complete discussion of the terms of the General Assignment Agreement appears above in Item 1.

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


                              <PAGE 15>


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

RESULTS OF OPERATIONS (OPERATIONS ARE DISCONTINUED)
-------

                              <PAGE 16>



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

LIQUIDITY AND CAPITAL RESOURCES
-------

     As of May 31, 2002, the Company had cash of $0 compared to $9,455 for the previous year. Its current working capital deficit was $225,282 as compared to a deficit of $272,116 for the previous year.

    The Company historically experienced losses and relied on borrowings from Biomerica, Inc. to maintain liquidity and continue operations. By May 31, 1999, Biomerica had extended loans to Allergy totaling $208,008. By May 31, 2000, Biomerica had extended further loans to Allergy in the amount of $74,005, bringing the total amount of the loans to $282,013. By May 31, 2001, Biomerica had extended further loans to Allergy in the amount of $13,812, bringing the total amount of the loans to $295,825. By April 30, 2002, Biomerica had extended further loans to Allergy in the amount of $39,557, bringing the total amount of the loans to $335,382. In connection with the General Assignment Agreement between Allergy and Biomerica executed on April 30, 2002, the principal loan amount of $335,382 was reduced by $108,100, bringing the amount of the loan down to $225,282. During the year ended May 31, 2002, the Company recorded a contribution to additional paid-in capital in the amount of $108,100 due to the reduction of its note payable from Biomerica by $108,100 for the transfer of 10,000 Class A Unit Options of Hollister-Stier, LLC dated June 18, 1999 to Biomerica. The options had a basis of zero on Allergy Immuno Technologies, Inc.'s books. A complete description of the General Assignment Agreement appears above in Item 1. Biomerica was the Company's largest shareholder until Biomerica sold a 74.25% share in the Company on May 30, 2002. Biomerica will not make further loans to the Company.

    The Company's March 2002 decision to cease Company operations has and will significantly impact the Company's liquidity in the following ways:

                              <PAGE 17>



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

    Management believes that losses will continue during fiscal 2003. The Company is presently relying on loans from its majority shareholder, LDM Holdings, Inc. to pay its administrative expenses. LDM Holdings intends to satisfy our cash requirements in this manner until August 30, at which time we may need to raise additional funds to pursue our plan of seeking a merger partner.

    On August 31, 2002, we received a loan in the amount of $8,703 from our principal shareholder, LDM Holdings. The loan bears interest at the rate of 7% per year. The loan is not secured by any property or collateral. There is no specified term or due date, so no schedule of payments is available.

    On November 30, 2002, we received loans in the amount of $41,652 from our principal shareholder, LDM Holdings. The loan bears interest at the rate of 7% per year. The loan is not secured by any property or collateral. There is no specified term or due date, so no schedule of payments is available.

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


                              <PAGE 18>


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


Item 10. EXECUTIVE COMPENSATION
----------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual and long-term cash and non-cash compensation paid by the Company for services rendered in all capacities during the fiscal years ended May 31, 2002, 2001, and 2000 by the Company's Chief Executive Officer and Chairman of the Board:

                              <PAGE 19>


                                                                Long-Term Compensation
                                                              -------------------------
                                    Annual Compensation
                                    --------------------          Awards           Payout
                                                             ----------------    ---------
                                                               Restricted
Name and Principal Position    Fiscal Salary Bonus Other   Stock    Options/    LTIP     All
                                Year   ($)    ($)   ($)   Award($)   SARs(#)  Payout($) Other
Compensation($)(1)
-----------------------------------------------------------------------------------------------
Zackary Irani                   2002   -0-    -0-   -0-     -0-       -0-       -0-       -0-
Chief Executive Officer and     2001   -0-    -0-   -0-     -0-       -0-       -0-       -0-
Chairman of the Board(1)(2)     2000   -0-    -0-   -0-     -0-       -0-       -0-       -0-
-----------------------------------------------------------------------------------------------

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




                              <PAGE 20>


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
as a Group (3 persons)

----------------
(1) Beneficial ownership is determined in accordance with the applicable rules under the 1934 Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership deemed outstanding of any other person. Percentage of ownership is based on 17,170,390 shares of Common Stock outstanding.
(2) LDM Holdings, Inc. acquired the shares from Biomerica on May 30, 2002. LDM Holdings' share are controlled by Mr. Dean Martin, our current president, due to Mr. Martin's sole ownership of LDM Holdings.
(3) Biomerica's shares are controlled by Zackari Irani due to Mr. Irani's position as President and Director of Biomerica. Biomerica sold 13,350,000 of its shares to LDM Holdings on May 30, 2002, leaving Biomerica with 255,575 shares.
(4) Biomerica sold 13,350,000 of its shares to LDM Holdings on May 30, 2002, leaving Biomerica with 255,575 shares.
(5) Includes 20,000 shares of Common Stock owned by Ms. Moore's minor children.
(6) Dr. Robert Orlando resigned from Allergy's board of directors on May 21, 2002. Janet Moore and Zackary Irani resigned from Allergy's board of directors on June 6, 2002.
*Represents less than 1% of the class of shares

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------

    On August 31, 2002, we received a loan in the amount of $8,703 from our principal shareholder, LDM Holdings. The loan bears interest at the rate of 7% per year. The loan is not secured by any property or collateral. There is
                              <PAGE 21>


no specified term or due date, so no schedule of payments is available.

    On November 30, 2002, we received loans in the amount of $41,652 from our principal shareholder, LDM Holdings. The loan bears interest at the rate of 7% per year. The loan is not secured by any property or collateral. There is no specified term or due date, so no schedule of payments is available.

Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K
-------------------------

REPORTS ON FORM 8-K
-------------------

We made no reports on Form 8-K during the last quarter of the period covered by this report.

EXHIBITS
--------

ITEM
NO.   DESCRIPTION
---------------------

3.1 Certificate of Incorporation of Allergy Immuno Technologies, Inc., *incorporated by reference to Allergy Immuno Technologies, Inc.'s Form 10-KSB for the period ending May 31, 2002, File No.: 000-26819.

3.2 Certificate of Amendment of Certificate of Incorporation of Allergy Immuno Technologies, Inc., *incorporated by reference to Allergy Immuno Technologies, Inc.'s Form 10-KSB for the period ending May 31, 2002, File
No.: 000-26819.


3.3	Bylaws of Allergy Immuno Technologies, Inc., *incorporated by reference to Allergy Immuno Technologies, Inc.'s Form 10-KSB for the period ending May 31, 2002, File No.: 000-26819.


10.1  General Assignment Agreement by and Between Allergy Immuno
Technologies, Inc. and Biomerica, Inc., *incorporated by reference to Allergy Immuno Technologies, Inc.'s Form 10-KSB for the period ending May 31, 2002, File No.: 000-26819.


99.1 Allergy Immuno Technologies, Inc. Consolidated Financial Statements for the Year Ended May 31, 2002 and 2001 and Independent Auditors' Report., *incorporated by reference to Allergy Immuno Technologies, Inc.'s Form 10-KSB for the period ending May 31, 2002, File No.: 000-26819.


                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned,

                              <PAGE 22>


thereunto duly authorized.

Dated: February 5, 2003

ALLERGY IMMUNO TECHNOLOGIES, INC.
Registrant

By /s/ Dean Martin
----------------------------------
Dean Martin,
President, Secretary and Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 5, 2003

Signature and Capacity
----------------------

By /s/ Dean Martin
----------------------------------
Dean Martin,
President, Secretary and Principal Financial Officer


=============================================================================
                         10-K Certification

I, Dean Martin, certify that:

        1. I have reviewed this annual report on Form 10-K of Allergy Immuno Technologies, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 5, 2003


By:   /s/  DEAN MARTIN
--------------------------
Dean Martin
President, Secretary and Principal Financial Officer
                              <PAGE 23>