Form 10KSB/A
period 2002-05-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-03-20
CIK 1082737

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

    We did not conduct a formal shareholder vote in connection with our decision to sell our assets to Biomerica, and thus, we did not mail proxy or information materials to shareholders. We were advised by counsel that since Biomerica controlled 74.53% of Allergy's outstanding shares, we did not have to conduct a formal shareholder vote in connection with the decision to sell the Allergy assets to Biomerica since they were not vital to the operation of the corporation. The majority shareholder, Biomerica, had approved the transfer of the assets. Allergy's assets at the time were not significant, and in fact Allergy's liabilities greatly exceeded its assets-the remaining assets only totaled $9,090. Allergy's only significant asset (which was actually valued on the books at $0) was an option to buy some shares in Hollister-Stier, a privately held company. Biomerica agreed to take that option as partial payment for the note payable that AIT owed to Biomerica and reduced the note accordingly. The value of $108,100 was assigned to the option after consulting with Hollister-Stier. None of the assets that were transferred contributed to the purpose of the corporation at that time since Allergy's operation had been shut down and the corporation was in the process of being restructured.

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


Item 10. EXECUTIVE COMPENSATION
----------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual and long-term cash and non-cash compensation paid by the Company for services rendered in all capacities during the fiscal years ended May 31, 2002, 2001, and 2000 by the Company's Chief Executive Officer and Chairman of the Board:

                              <PAGE 19>


                                                                Long-Term
Compensation
                                                              ---------------
---
-------
                                    Annual Compensation
                                    --------------------          Awards
Payout
                                                             ----------------
---------
                                                               Restricted
Name and Principal Position    Fiscal Salary Bonus Other   Stock    Options/
LTIP     All
                                Year   ($)    ($)   ($)   Award($)   SARs(#)
Payout($) Other
Compensation($)(1)
-----------------------------------------------------------------------------
---
---------------
Zackary Irani                   2002   -0-    -0-   -0-     -0-       -0-
-0-       -0-
Chief Executive Officer and     2001   -0-    -0-   -0-     -0-       -0-
-0-       -0-
Chairman of the Board(1)(2)     2000   -0-    -0-   -0-     -0-       -0-
-0-       -0-
-----------------------------------------------------------------------------
---
---------------

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

Dated: March 19, 2003

ALLERGY IMMUNO TECHNOLOGIES, INC.
Registrant

By /s/ Dean Martin
----------------------------------
Dean Martin,
President, Secretary and Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2003

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

Date: March 19, 2003


By:   /s/  DEAN MARTIN
--------------------------
Dean Martin
President, Secretary and Principal Financial Officer
                              <PAGE 23>