Form 10QSB
period 2003-02-28
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-04-21
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED FEBRUARY 28, 2003

ALLERGY IMMUNO TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	95-3937129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20462 Chartwell Center Drive, Cornelius, NC 28031
(Address of principal executive offices)

Registrant's telephone number including area code: (704) 896-0202

Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES( ) NO (X)

Number of shares of the issuer's common stock, par value $.001, outstanding as of February 28, 2003: 17,978,948 shares.

Item 1. FINANCIAL STATEMENTS

Allergy Immuno Technologies, Inc.
 Financial Statements
Nine Month Period Ended February 28, 2003

Allergy Immuno Technologies, Inc.
Financial Statements
Nine and Three Month Periods Ended February 28, 2003, and 2002

Table Of Contents

Page
Balance Sheet (Unaudited) As of February 28, 2003	1
Statements of Operations (Unaudited) For the Nine Month and Three Month Periods Ended February 28, 2003 and 2002	2
Statements of Shareholders' Deficit (Unaudited) For the Nine Month Period Ended February 28, 2003	3
Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended February 28, 2003 and 2002	4
Notes to Financial Statements	5-6
Management's Discussion and Analysis of Financial Condition And Selected Financial Data	7-9

1
Allergy Immuno Technologies, Inc.

Balance Sheet (Unaudited)
As of the Nine Month Period Ended february 28,

2003

Assets

Current Assets
Cash and Cash Equivalents	$ -
Net Accounts Receivable	-
Inventory	-
Prepaid and Other Current Assets	-
Total Current Assets	-

Long-Term Assets
Net Fixed Assets	-
Net Intangible Assets	-
Long-Term Assets	-

Total Assets	$ -

Liabilities and Shareholders' Deficit

Current Liabilities
Accounts Payable	$ -
Accrued Liabilities - Compensation	-
Accrued Liabilities - Other	87,929
Notes Payable - Current (Note 3)	225,282
Total Current Liabilities	313,211

Shareholders' Deficit
Common Stock (Note 4)	17,979
Additional-Paid-In-Capital	1,898,929
Retained Earnings	(2,230,119)
Total Shareholders' Deficit	(313,211)

Total Liabilities and Shareholders' Deficit	$ -

The accompanying notes are an integral part of these statements

					2
Allergy Immuno Technologies, Inc.

Statements of Operations (Unaudited)

	Nine Months Ended February 28,			Three Months Ended February 28,

All Discontinued Operations	2003		2002	2003	2002

Net Sales	$ -		$ 41,453	$ -	$ 12,682
Cost of Sales	-		57,638	-	19,144
Gross Income (Loss)	-		(16,185)	-	(6,462)

Operating Expenses
General and Administrative	87,929		49,923	37,574	15,696
Total Operating Expenses	87,929		49,923	37,574	15,696
Operating Loss	(87,929)	-	(66,108)	(37,574)	(22,158)

Net Other Income	-		26	-	22
Loss Before Income Taxes	(87,929)		(66,082)	(37,574)	(22,136)

Income Tax Expense (Note 6)	-		800	-	800
Net Loss	$ (87,929)		$ (66,882)	$ (37,574)	$ (22,936)

Per Share Data (basic and diluted):

Net Loss	$ -		$ -	$ -	$ -
Weighted average number of common shares outstanding	17,978,948		17,170,390	17,978,948	17,170,390

The accompanying notes are an integral part of these statements

					3
Allergy Immuno Technologies, Inc.

Statements of Shareholders' Deficit (Unaudited)
For the Nine Month Period Ended February 28, 2003

	Common Stock		Additional	Accumulated	Total
			Paid-In	Income	Shareholders
	Shares	Amount	Capital	(Deficit)	(Deficit)

May 31, 2002	17,978,948	$ 17,979	$ 1,898,929	$ (2,142,190)	$ (225,282)
Net Loss				(87,929)	(87,929)

February 28, 2003	17,978,948	$ 17,979	$ 1,898,929	$ (2,230,119)	$ (313,211)

The accompanying notes are an integral part of these statements

		4
Allergy Immuno Technologies, Inc.

Statement of Cash Flows (Unaudited)
For the Nine Month Period Ended February 28,

All Discontinued Operations	2003	2002

Cash Flows Provided by (Used in) Operating Activities
Net Loss	$ (87,929)	$ (66,882)
Adjustments to reconcile net (loss) to net provided by (used in) cash used in operating activities

Depreciation and Amortization	-	955
(Increase) Decrease in Accounts Receivable	-	3,442
(Increase) Decrease in Inventory	-	1,169
(Increase) Decrease in Prepaid and Other Current Assets	-	2,352
Increase (Decrease) in Accounts Payable and Accrued Liabilities	87,929	34,224
Net Cash Flows Provided by (Used in) Operating Activities	-	(24,740)

Cash Flows Provided by (Used in) Financing Activities
Advances from affiliate	-	16,190
Net Cash Flows Provided by (Used in) Investing Activities	-	16,190

Net Cash Flows	-	(8,550)
Cash, Beginning of Period	-	9,455
Cash, End of Period	$ -	$ 905

5

Allergy Immuno Technologies, Inc.
Notes To Financial Statements
 February 28, 2003

1. Summary Of Significant Accounting Policies

Reference is made to Note 1 of the Notes to Financial Statements contained in the Company's Annual Report on form 10-KSB for the fiscal year ended May 31, 2002, for a summary of significant accounting policies utilized by the Company and new accounting pronouncements.

2. Disclosures

The accompanying balance sheet at February 28, 2003, and the statements of operations, cash flows and shareholders' deficit for the three month and nine month periods ended February 28, 2003 and 2002 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In our opinion, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.

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

6

Allergy Immuno Technologies, Inc.

Notes To Financial Statements
 November 30, 2002
(Continued)

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
	Income	Shares	Per Share
For the Nine Month Period Ended February 28, 2003	(Numerator)	(Denominator)	Amount

Basic EPS
Loss available to common shareholders	$ (87,929)	17,978,948	$ -

Effect of Dilutive Securities
Options	$ -	-	$ -

Diluted EPS
Loss available to common shareholders plus assumed conversions	$ (87,929)	17,978,948	$ -

	Loss	Shares	Per Share
For the Nine Month Period Ended February 28, 2002	(Numerator)	(Denominator)	Amount

Basic EPS
Loss available to common shareholders	$ (66,882)	17,170,390	$ -

Effect of Dilutive Securities
Options	$ -	-	$ -

Diluted EPS
Loss available to common shareholders plus assumed conversions	$ (66,882)	17,170,390	$ -

6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the fiscal year ended May 31, 2002, the Company discontinued all operations and these conditions raise substantial doubt about the Company's ability to continue as a going concern.

7. Subsequent Events

At the end of the reporting period, we owed our principal shareholder, LDM Holdings, Inc., the sum of $313,211. Of this sum, $225,282 is the principal amount on a note payable, and $87,929 is due to accrued liabilities. On March 28, 2003, our board voted to convert $275,637 of our total obligation to LDM Holdings into 13,781,859 shares of our common stock, a price of $0.02 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, COMPETITION AND OVERALL MACRO- ECONOMIC CONDITIONS.

General

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

Results of Operations (Operations Are Discontinued)

NINE MONTHS ENDED FEBRUARY 28, 2003, COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2002

Revenues for the nine months ended February 28, 2003 were $0 as compared to $41,453 in the prior nine month period. The Company's decision to phase out its operations contributed solely to this 100% decrease in revenue over the prior period. Cost of sales was reduced from $57,638 to $0 as compared to the previous period. Again, our discontinuation of operations contributed solely to the elimination of cost of sales.

General and administrative expenses increased from $49,923 for the nine months ended February 28, 2002 to $87,929 for the comparable period in 2003, a 76% increase. Substantially all of the 76 percent increase can be attributed to our change of auditors in August of 2002. The change in auditors caused us to incur duplicate charges. The company had no research and development expenses in either period.

Liquidity and Capital Resources

 As of February 28, 2003, the Company had cash of $0 compared to $905 for the previous nine month period. The Company's March 2002 decision to cease Company operations has and will significantly impact the Company's liquidity in the following ways:

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

*Management believes that losses will continue during fiscal 2003. As discussed above under the heading "Plan of Operation," our cash requirements are presently satisfied by loans from our principal shareholder. Our principal shareholder intends to satisfy our cash requirements in this manner until August 30, at which time we may need to raise additional funds to pursue our plan of seeking a merger partner.

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

Item 3. LEGAL PROCEEDINGS

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

Dated: April 21, 2003

ALLERGY IMMUNO TECHNOLOGIES, INC.

Registrant

By /s/ Dean Martin

____________________________

Dean Martin,
President, Secretary and Principal Financial Officer

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

Dated: April 21, 2003

By /s/ Dean Martin
____________________________
Dean Martin,
President, Secretary and Principal Financial Officer