Form 10QSB/A
period 2003-02-28
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-04-22
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

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

Item 7. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K.

We filed no reports on form 8-K during the reporting period.

b. Exhibits:

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2003

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

Dated: April 22, 2003

By /s/ Dean Martin
____________________________
Dean Martin,
President, Secretary and Principal Financial Officer

Exhibit 99.1. Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Allergy Immuno Technologies, Inc., a Delaware corporation (the "Company"), on Form 10-QSB/A for the period ending February 28, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Dean Martin, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 22, 2003

/s/ Dean Martin
_____________________
Dean Martin,
President, Secretary and Principal Financial Officer