Form 10KSB/A
period 2002-05-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-06-05
CIK 1082737

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

TERMINATION OF OUR FORMER OPERATIONS AND THE SALE OF OUR ASSETS TO BIOMERICA; POTENTIAL CONSEQUENCES OF OUR FAILURE TO CONDUCT A FORMAL SHAREHOLDER VOTE IN CONNECTION WITH THE SALE OF OUR ASSETS

By the end of February 2002, Allergy had liabilities of $357,972 and assets of only $18,974. Allergy had always experienced operating losses, and it had historically relied on borrowings from its parent, Biomerica, Inc., to maintain operations. Allergy had made attempts to sell its clinical testing business beginning in September 2000. From September 2000 through June 2001 Allergy contacted third party laboratories that might be interested in buying Allergy's clinical testing business. These efforts yielded one interested party who ultimately decided that Allergy's operations were too small for their needs.

In late February 2002, Biomerica's management decided that it could no longer afford to lend money to Allergy to fund Allergy's operations. Biomerica's decision to cease lending money to Allergy significantly impacted Allergy's ability to continue to operate. Allergy's board met on March 7, 2002 to discuss the impact of Biomerica's decision to cease lending funds to Allergy.

Allergy's board reasoned that Allergy's losses were likely to continue, and without borrowings from Biomerica, Allergy would no longer have enough capital to operate. The board concluded that Allergy's clinical testing services be terminated as of March 14, 2002.

Allergy's board met again on March 25. At the March 25, 2002 meeting two alternatives for the future of Allergy were discussed. One alternative was to seek investors or purchasers for Allergy. The other alternative was to transfer some of the liabilities and all of the assets of Allergy to its parent, Biomerica.

Ultimately, Allergy's management concluded that Allergy's liabilities and assets should be transferred to its parent Biomerica. Allergy's management, based upon its attempt to sell Allergy's clinical testing business in early 2001, determined that a sale of Allergy's assets to a third party would not yield a buyer without unreasonable effort. On April 30, 2002, Allergy transferred its assets and liabilities to its former parent company, Biomerica. The asset and liability transfer transaction between Allergy and Biomerica was memorialized in a General Assignment Agreement.

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

In furtherance of Allergy's plan to transfer its assets and liabilities to Biomerica, Biomerica and Allergy agreed to the following General Assignment
Agreement: First, Allergy agreed to transfer to Biomerica its cash, prepaid expenses, accounts receivable, inventory, fixed assets, and patents, and also issued 808,467 shares of Allergy common stock to Biomerica and in return Biomerica agreed to assume Allergy's accounts payable. Second, Biomerica reduced the amount of the loan owed by Allergy from $333,382 to $225,282 (a reduction of $108,100), and in return Allergy transferred to Biomerica the Hollister-Stier options.

At the time of the asset and liability transfer from Allergy to Biomerica, Biomerica controlled 74.53% of Allergy's outstanding shares. Biomerica thus exercised control over Allergy's board and its management because of its shareholder majority. Furthermore, at the time of the asset transfer, Allergy and Biomerica shared common management. Biomerica's seven directors were Allen Barbieri, David Barrows, Carlos Beharie, Francis R. Cano, Zackary S. Irani, Janet Moore, and Dr. Robert A. Orlando. Three of the seven directors (Mr. Irani, Ms. Moore, and Dr. Orlando) were also directors of Allergy. Allergy's fourth director at such time was Susan Irani, Mr. Irani's cousin, whom Allergy deemed to be an affiliate of Biomerica. All of Allergy's directors were elected by Biomerica through its majority voting control of Allergy.

Further, at such time, Mr. Irani served as the Chief Executive Officer and Ms. Moore served as the Chief Financial Officer and Secretary of both Biomerica and Allergy. The asset and liability transfer was negotiated and executed by management common to Allergy and Biomerica and was approved by all of the directors of both companies. Thus, the asset and liability transfer was a transaction with a related party.

Allergy did not conduct a formal shareholder vote in connection with our decision to sell our assets to Biomerica, and thus, we did not mail proxy or information materials to shareholders. Allergy's board was advised by counsel that since Biomerica controlled 74.53% of Allergy's outstanding shares, Allergy did not have to conduct a formal shareholder vote in connection with the decision to sell the Allergy assets to Biomerica since they were not vital to the operation of the corporation. The majority shareholder, Biomerica, had approved the transfer of the assets. Allergy's assets at the time were not significant, and in fact Allergy's liabilities greatly exceeded its assets-the remaining assets only totaled $9,090. Allergy's only significant asset (which was actually valued on the books at $0) was an option to buy some shares in Hollister-Stier, a privately held company. Biomerica agreed to take that option as partial payment for the note payable that AIT owed to Biomerica and reduced the note accordingly. The value of $108,100 was assigned to the option after consulting with Hollister-Stier.

Following the asset and liability transfer from Allergy to Biomerica, we learned that our failure to call a shareholder vote in connection with the asset transfer may have violated a provision of Delaware's corporate law. Delaware's General Corporation Law (GCL) requires that the disposition or sale of "all or substantially all" of a corporation's assets can only be made following a formal shareholder vote called upon 20 days' notice. However, Delaware's GCL also contains an apparently conflicting provision: a statute that allows a corporation's majority shareholder to act by a written resolution in lieu of a shareholder vote. This conflict between the two statutes has never been resolved or interpreted by any specific case law.

Thus, our failure to call a formal shareholder vote in connection with the sale of our assets could have potential consequences. Potentially, a minority shareholder could bring a legal action under Delaware state law against Allergy to either rescind the liability and asset transfer agreement, or to seek damages against Allergy. As of the date of this filing, no shareholder has filed such an action against us, and no shareholder has contacted us announcing an intention to bring an action.

Our present attorney has advised us that the likelihood of such an action is remote for the following reasons:

* No shareholder has yet announced dissatisfaction with the transaction although it was announced publicly in June of 2002.
* The amount of assets that were the subject of the transfer were small (and were transferred along with substantial liabilities), and thus the compensation due to shareholders upon a successful claim would be correspondingly small.
* The inconsistency in Delaware law would open up a potential defense to such a claim.

Our attorney has also advised that were such a claim to be brought, that the potential liability would be small for the following reasons:

* The amount of assets that were the subject of the transfer were small (and were transferred along with substantial liabilities), and thus the compensation due to shareholders upon a successful claim would be correspondingly small.
* The assets that were the subject of the transfer yielded only unprofitable operations since Allergy's inception, and thus the compensation due to shareholders upon a successful claim would be correspondingly small.

Our attorney has also advised that our potential liability under such a claim would be incapable of precise determination because the measure of damages under such a claim would depend upon a subjective determination of the value of the assets and liabilities, if any, that Allergy transferred to Biomerica.

We have discussed with our independent accountant for the period ended May 31, 2002 the potential liability we face from our failure to follow the formalities outlined in Delaware law. Our auditors have concluded that we are unlikely to face any liability from our failure, and in the event we do face liability, that such a liability would be small, but incapable of precise determination. Thus, our auditors have concluded that an amendment to our financial statements is not warranted.

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

                              <PAGE 22>


thereunto duly authorized.

Dated: May 12, 2003

ALLERGY IMMUNO TECHNOLOGIES, INC.
Registrant

By /s/ Larry Ball
----------------------------------
Larry Ball,
President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 12, 2003

Signature and Capacity
----------------------

By /s/ Larry Ball
----------------------------------
Larry Ball,
President & CEO


By /s/ Emmett Ball
----------------------------------
Emmett Ball,
Chief Financial Officer


=============================================================================
                         10-K Certification

I, Larry Ball, certify that:

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

Date: May 12, 2003


By /s/ Larry Ball
----------------------------------
Larry Ball,
President & CEO

=============================================================================
                         10-K Certification

I, Emmett Ball, certify that:

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

Date: May 12, 2003


By /s/ Emmett Ball
----------------------------------
Emmett Ball,
Chief Financial Officer

              <PAGE 23>