Form 10QSB/A
period 2002-08-31
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-06-05
CIK 1082737

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

                              Common Stock
                      -----------------------------     Additional       Accumu-
                      Number of                         Paid-In          Lated
                      Shares           Amount           Capital          Deficit           Total
                      ------------     ------------     ------------     ------------     -------
-----

May 31, 2002          17,978,948       $     17,979     $  1,898,929     $(2,142,190)     $
(225,282)
Net Loss                       -                  -                -          (8,703)
(8,703)
                      ------------     ------------     ------------     ------------     -------
-----
August 31, 2002       17,978,948            $17,979       $1,898,929     $(2,150,893)     $
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

Item 2a.  DESCRIPTION OF BUSINESS
-----------------------

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

    Biomerica's and LDM Holdings's negotiations continued. Biomerica and LDM Holdings reached final terms as follows: On May 30, 2002, Biomerica, Inc., sold the following property to LDM Holdings:

   *13,350,000 shares its stock. The shares represented 74.25% of the outstanding voting shares of Allergy on the day of the sale. *The promissory note for $225,282. The effect of the sale of the note is that Allergy no longer owes $225,282 to Biomerica, but now owes it to LDM Holdings.

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


Item 2b. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------

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

Dated: May 12, 2003

ALLERGY IMMUNO TECHNOLOGIES, INC.
Registrant

By /s/ Larry Ball
----------------------------------
Larry Ball,
President & CEO


============================================================================
                                 CERTIFICATION


I, Larry Ball, certify that:

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

Date: May 12, 2003


By:   /s/  LARRY BALL
--------------------------
Larry Ball
President & CEO

============================================================================
                                 CERTIFICATION


I, Emmett Ball, certify that:

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

Date: May 12, 2003


By:   /s/  Emmett Ball
--------------------------
Emmett Ball
Chief Financial Officer


============================================================================

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Allergy Immuno Technologies, Inc.(the "Company") on Form 10-Q/A for the period ended August 31, 2002, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Larry Ball, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 12, 2003


By:   /s/  LARRY BALL
--------------------------
Larry Ball
President & CEO

============================================================================

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Allergy Immuno Technologies, Inc.(the "Company") on Form 10-Q/A for the period ended August 31, 2002, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Emmett Ball, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 12, 2003


By:   /s/  Emmett Ball
--------------------------
Emmett Ball
Chief Financial Officer