Form 10QSB/A
period 2002-11-30
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-06-05
CIK 1082737

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

Date: May 12, 2003


By:   /s/  Emmett Ball
--------------------------
Emmett Ball
Chief Financial Officer


============================================================================

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Allergy Immuno Technologies, Inc.(the "Company") on Form 10-Q/A for the period ended November 30, 2002, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Larry Ball, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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


Date: May 12, 2003


By:   /s/  LARRY BALL
--------------------------
Larry Ball
President & CEO

============================================================================

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Allergy Immuno Technologies, Inc.(the "Company") on Form 10-Q/A for the period ended November 30, 2002, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Emmett Ball, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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