Form 10QSB/A
period 2003-02-28
ALLERGY IMMUNO TECHNOLOGIES INC
filed 2003-06-05
CIK 1082737

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

Item 2a. DESCRIPTION OF BUSINESS

GENERAL

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

WHY ALLERGY'S CONSOLIDATION WITH OMNICS INTERNATIONAL FAILED

As discussed above, the Company had originally planned, following the change in control, to either (i) ultimately acquire the omni-directional wheel technology then owned by Omnics International Corporation, or (ii) ultimately acquire the Omnics International Corporation outright. The purpose of either plan was to bring the exploitation and development of the omni- directional wheel technology and its operations under Allergy.

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
____________________________
Larry Ball,
President & CEO

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

By /s/ Larry Ball
____________________________
Larry Ball,
President & CEO

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
____________________________
Emmett Ball
Chief Financial Officer

============================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Allergy Immuno Technologies, Inc.(the "Company") on Form 10-Q for the period ended February 28, 2002, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Larry Ball, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2003

By /s/ Larry Ball
____________________________
Larry Ball,
President & CEO

============================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Allergy Immuno Technologies, Inc.(the "Company") on Form 10-Q for the period ended February 28, 2002, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Emmett Ball, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2003

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer