Form 10KSB
period 2003-05-31
BP INTERNATIONAL INC
filed 2003-08-28
CIK 1082737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-KSB

r ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-26189

BP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)
Delaware	95-3937129
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

510 West Arizona Ave, DeLand, FL 32720
(Address of principal executive offices, including zip code)

386.943.6222
(Registrant's telephone number, including area code)

Copies to: Michael D. Spadaccini, Esq.
12531 El Camino Real, Unit A
San Diego CA 92130
Tel: (858) 350-5183; Fax: (619) 374-2027

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes r No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑ ..

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,302,960 based on the average bid and asked prices of the common stock as of August 26, 2003.

As of May 31, 2003, 38,112,639 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve business and growth strategies;
    financial condition and results of operations;
    forecasts; and
    trends.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as 'believes,' 'expects,' 'may,' 'will,' 'intends,' 'plans,' 'should,' 'seeks,' 'pro forma,' 'anticipates,' 'estimates,' 'continues,' or other variations thereof (including their use in the negative), or by discussions of strategies, opportunities, plans or intentions. Such statements include but are not limited to statements under the captions 'Risk Factors,' 'Management's Discussion and Analysis of Financial Condition and Results of Operations, ' 'Business,' as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under 'Risk Factors' and 'Business.'

In addition, such forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in such forward-looking statements are reasonable, we cannot guarantee that our plans, intentions or expectations will be achieved. The information contained in this registration statement, including the section discussing risk factors, identifies important factors that could cause such differences.

PART I

Item 1. Business

Our Principal Products and Markets

BP International, Inc. is a manufacturer of tennis court equipment, industrial fabrics, athletic field and gymnasium equipment, privacy and construction fence screening, fabric architecture shade structures and cabanas, sports lighting, and custom netting.

We manufacture products in five categories:

  Tennis and Tennis Court Equipment, such as windscreens and accessories, tennis nets, net posts, benches, court cabanas, court accessories, divider netting, backdrop curtains, protective padding, customized logos, volleyball equipment, basketball equipment and tennis court lighting.
  Athletics Equipment, such as turf protectors, field covers, windscreens artificial turf mats, safety rails, and batting cages and frames
  Fencing Fabrics, such as privacy screens, decorative screens, kennel covers, horticultural fabrics, silt fencing, safety fencing, and temporary fencing.
  Netting, made with knotted and knotless nylon, knotted and knotless polyethylene, for sports activities such as baseball, soccer, golf, volleyball, tennis, hockey, lacrosse, and football, and for bird and scaffold netting.
  Shade Structures, Canopies and Cabanas, under the trade name 'ShadeZone'.

Our ShadeZone shade structures are available as standard installations in common shapes, or as fully customized products tailored to a customer's individual needs. ShadeZone products are manufactured of knitted high-density polyethylene fabric and are UV stabilized and designed to provide maximum sun protection. Knitted with a lock stitch construction and composed of monofilament and tape yarns, the fabric is designed for strength and durability. With a weight of 14 oz. per square yard the ShadeZone fabric is extremely durable.

We sell our products to sports facilities, support facilities, municipalities, parks, playgrounds, schools, and recreation centers. We distribute our products through authorized dealers, contractors, or direct delivery. BP International has 53 employees and all are full-time employees.

Our Competition

We face significant competition in several markets in which we operate. Specifically, we face significant competition in the tennis equipment, which is a more mature market and moderate competition in the fencing fabrics market, which is a market that is relatively untapped. We do enjoy the advantage of being one of the largest manufacturers in both of those markets. In the shade structure market, which is a quickly developing market, we are a recent entrant, and we are gaining market share, but we are not the largest manufacturer.

Our Sources of Raw Materials

For the years ended May 31, 2003 and 2002, we purchased approximately 20% of total raw materials from a single supplier. In the event that certain raw material supplies were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company has attempted to mitigate this risk by maintaining a long-term relationship with this supplier while developing new relationships with additional raw material sources.

Our Dependence on Individual Customers

We do not depend on any single customer, or on any small number of customers. The loss of any individual customer would not have a materially adverse impact on our performance.

Trademarks

We have secured US federal trademarks for the following trade names:

  ShadeZone
  DuraScreen
  DuraShade
  PrivaScreen

We have no patents, labor agreements, license arrangements, franchise arrangements, royalty agreements, or concession arrangements.

Research and Development

We estimate that we have spent approximately $75,000 on research and development in the fiscal period.

Hazardous Materials, Government Regulation, and Environmental Compliance

Our research and development necessarily involves the controlled use of hazardous materials and chemicals. Although we believe that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and such liability could exceed our resources. We may incur substantial costs to comply with environmental regulations.

The Historical Development of Our Business

Our wholly owned subsidiary, Ball Products, Inc. conducts our manufacturing operations. Ball Products, Inc. is a Florida corporation, founded in 1987 by Larry Ball and Emmett Ball, who are our current directors and officers. Ball Products, Inc. became part of BP International in April of 2003 when BP International (then we were called Allergy Immuno Technologies, Inc.) acquired Ball Products, Inc.

BP International, Inc. historically provided clinical testing services to physicians, laboratories and pharmaceutical firms in specialized areas of allergy and immunology under the name Allergy Immuno Technologies, Inc.

April of 2003, we acquired 100% of the voting common stock of Ball Products, Inc. In July of 2003, our shareholders voted to change our name from Allergy Immuno Technologies, Inc. to BP International, Inc.

Termination of Our Former Operations and the Sale of Our Assets to Biomerica; Potential Consequences of Our Failure to Conduct a Formal Shareholder Vote in Connection With the Sale of Our Assets

By the end of February 2002, BP International (we were called Allergy Immuno Technologies then) had liabilities of $357,972 and assets of only $18,974. Allergy had always experienced operating losses, and it had historically relied on borrowings from its parent, Biomerica, Inc., to maintain operations. Allergy had made attempts to sell its clinical testing business beginning in September 2000. From September 2000 through June 2001 Allergy contacted third party laboratories that might be interested in buying Allergy's clinical testing business. These efforts yielded one interested party who ultimately decided that Allergy's operations were too small for their needs.

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

Following the asset and liability transfer from Allergy to Biomerica, we learned that our failure to call a shareholder vote in connection with the asset transfer may have violated a provision of Delaware's corporate law. Delaware's General Corporation Law (GCL) requires that the disposition or sale of 'all or substantially all' of a corporation's assets can only be made following a formal shareholder vote called upon 20 days' notice. However, Delaware's GCL also contains an apparently conflicting provision: a statute that allows a corporation's majority shareholder to act by a written resolution in lieu of a shareholder vote. This conflict between the two statutes has never been resolved or interpreted by any specific case law.

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

We have discussed with our independent accountant for the period ended May 31, 2003 the potential liability we face from our failure to follow the formalities outlined in Delaware law. Our auditors have concluded that we are unlikely to face any liability from our failure, and in the event we do face liability, that such a liability would be small, but incapable of precise determination. Thus, our auditors have concluded that an amendment to our financial statements is not warranted.

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

At the time of Omnics International's inquiry to Biomerica, through its attorney, Omnics International manufactured an omni-directional wheel that has application to wheelchairs, robotics, forklifts, and any other device requiring or benefiting from increased mobility. Omnics International was seeking to purchase a publicly trading blank check company for the purpose of merging Omnics International's operations with the publicly trading blank check company. The company resulting from this planned consolidation would ideally be publicly traded, would contain Omnics' business operations, and would eventually bear the name 'Omnics'.

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

Biomerica's and LDM Holdings' negotiations continued. Biomerica and LDM Holdings reached final terms as follows: On May 30, 2002, Biomerica, Inc., sold the following property to LDM Holdings:

  13,350,000 shares its stock. The shares represented 74.25% of the outstanding voting shares of Allergy on the day of the sale.
  The promissory note for $225,282. The effect of the sale of the note is that Allergy no longer owes $225,282 to Biomerica, but now owes it to LDM Holdings.

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

At the time of Biomerica's sale of its controlling interest in Allergy to LDM Holdings, Allergy had the following four directors: Zackary Irani, Susan Irani, Dr. Robert Orlando, and Janet Moore. All four of these directors were affiliated with Biomerica. Dr. Robert Orlando issued a written letter of resignation on May 21, 2002, indicating that such resignation was to be effective immediately upon the sale of Biomerica's controlling interest in Allergy. On June 6, 2002, Allergy's board of directors took the following corporate actions by unanimous written resolution:

  Dr. Robert Orlando's resignation was accepted by the remaining directors.
  Louis Marrero, Dean Martin, and John Peca were appointed to Allergy's board.
  Zackary Irani resigned from the board.
  Susan Irani resigned from the board.
  Janet Moore resigned from the board.

Louis Marrero and Dean Martin were affiliated with Omincs International, and John Peca was an attorney representing Omnics International.

Soon thereafter, on June 12, 2002, Allergy's board of directors took the following corporate actions by unanimous written resolution:

  The current officers, Zackary Irani, CEO, and Janet Moore, CFO and secretary were removed from office.
  Louis Marrero was appointed as president.
  Dean Martin was appointed as treasurer.
  John Peca was appointed as secretary.

Soon thereafter, on June 18, 2002, Allergy's board of directors took the following corporate actions by unanimous written resolution:

  The membership of the board of directors was increased from 3 persons to 5 persons.
  C. Edward Poteat was appointed to the board.
  Phillip S. Hoffman was appointed to the board.

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

  Omnics International did not conduct proper periodic annual shareholder and director meetings, and would require substantial expense and effort to correct.
  Omnics International did not maintain an appropriate minute book, and would require substantial expense and effort to correct.
  Omnics International's financial records were not adequately maintained, and would require substantial expense and effort to correct.
  Omnics International had substantial debt.

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

This search eventually led to the acquisition of Ball Products, Inc. which is described more fully above.

Item 2. Properties

We operate in a 46,766 square foot manufacturing facility located on 2.12 acres in Deland, Florida. 4,301 feet of the facility is office space. The building is a one story, high bay, pre-engineered steel warehouse constructed in 1973 and is in good condition. The building is 50 miles northeast of Orlando and 90 miles south of Jacksonville, and is convenient to all portions of the state via major highways. The current appraised value of the building is $1,300,000 (appraisal date is May 31, 2002). The building has 30 years remaining on a $900,000, 30-year mortgage note held by First Commercial. The estimated remaining economic life for the building is currently in excess of 25 years.

Item 3. Legal Proceedings

Neither BP International nor any of its subsidiaries is a party to, nor is any of their respective properties the subject of, any material pending legal or arbitration proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit a vote to security holders during the reporting period.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Equity and Related Stockholder Matters

Our common stock is listed in the Over the Counter Bulletin Board under the symbol 'BPIL'. We have issued no other classes of stock.

As of May 31, 2003, we had 38,112,639 shares of common stock outstanding held by 489 stockholders of record. We have no outstanding warrants or options.

The following table sets forth the range of high and low bid prices of our common stock for the fiscal quarters of 2002 and 2003. The quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.
	1st Qtr. 06/01 to 08/30		2nd Qtr. 09/01 to 11/30		3rd Qtr. 12/01 to 02/28		4th Qtr. 03/01 to 05/31
	High	Low	High	Low	High	Low	High	Low
2002	$.07	$.07	$.05	$.01	$.05	$.02	$.03	$.005
2003	.03	.02	.03	.018	.025	.02	.15	.025

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

(b) Recent Sales of Unregistered Securities

We issued the following unregistered securities during the three-year period ended May 31, 2003:

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

On April 21, 2003, we issued 6,351,841 shares of our common stock in connection with the acquisition of Ball Products, Inc. This acquisition is described in further detail above under the Description of Business section. Ball Products had three shareholders on the date of the transaction, and we exchanged our purchase price of 6,351,841 shares of our common stock to the three Ball Products' shareholders in proportion to their ownership interest in Ball Products. Thus, Larry Ball, an individual who owned approximately 72.472% of Ball Products, received 4,603,306 shares of our common stock. Similarly, Emmett Ball, an individual who owned approximately 18.118% of Ball Products, received 1,150,827 shares of our common stock. Finally, DM Ventures, LLC owned approximately 9.41% of Ball Products, and it received 597,708 shares of our common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably after the initial growth period is completed. We undertake no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations

Fiscal Years Ended May 31, 2003 and May 31, 2002

Sales. Total sales were $5,695,899 in fiscal 2003 compared to $5,854,581 in fiscal 2002, a decrease of 2.7%. The small decrease in sales is attributable to continuing weakness in the economy.

Cost of Goods Sold. Cost of goods sold was $4,118,441 in fiscal 2003, representing approximately 72.3% of sales, compared to cost of goods sold of $4,174,680 in fiscal 2002, which represented 71.3% of sales for fiscal 2002.

Operating Costs. Operating costs were $2,738,743 in fiscal 2003, 48% of revenues, compared to $1,934,149 in fiscal 2002, 33% of revenues. This increase of $804,594 is due to several factors: First, approximately $350,000 is attributable to the costs associated with our acquisition of Ball Products, Inc., which is a one-time cost. Additional factors include an increase in bad debt expense, increased research and development expense, an increase in expenses for outside services, an increase in commissions and other sales expenses, an increase in shop expenses, and an increase in wages. The majority of these expenses occurred as a result of us entering into the shade structure market, and management projects that these expenditures will level off with no significant increases expected.

Operating (Loss)/Profit. Operating loss for fiscal 2003 was ($1,161,285) compared to operating loss of ($254,248) in fiscal 2002. The increase in operating loss is attributable to the increase in our operating costs.

Other Income (Expense). Other income and (expense) was ($127,356) in fiscal 2003 compared to $91,809 in fiscal 2002. The increase is due to increased interest expense.

Net (Loss)/Earnings. We reported a net loss of ($1,288,641) for fiscal 2003 compared to a net loss of ($345,337) for fiscal 2002. The increase in loss is attributable primarily to the factors outlined above that contributed to our increased operating costs, and to increased interest expenses.

Liquidity and Capital Resources

As of May 31, 2003, we had cash of $51,754 compared to $4,767 for the previous year. Our principal source of working capital is income from operations, borrowings under our revolving credit facilities, capital investment, and short-term loans from a company affiliate.

We have experienced losses in the last two years and have relied upon borrowings under our revolving credit facilities and capital investment to maintain liquidity and continue operations. Our auditors have raised substantial doubt about our ability to continue as a going concern.

We have a revolving credit line which is secured by certain eligible receivables and certain eligible inventory. We can borrow up to 50% of our eligible inventory and up to 80% of our eligible receivables. The eligible inventory and eligible receivables is recalculated monthly, and audited quarterly. Presently, we have borrowed the maximum available under the credit line. In addition, at May 31, 2003, we are not in compliance with certain covenants associated with its revolving line of credit agreement.

During 2002 and early 2003, we began to more fully develop our industrial fabric operations. As a result, we incurred additional advertising, personnel and research and development costs associated with this effort. In addition, management has employed additional administrative, production and sales staff in anticipation of significantly increased sales volume (particularly with respect to industrial fabrics) in fiscal 2004 in accordance with our business plan. In connection with this effort, we have restructured its long-term debt obligations and has identified sources of additional equity capital.

Accordingly, we feel that the activities described in the preceding paragraph have positioned us to experience increased sales volume of more profitable industrial fabrics. Further, we contemplate that increased sales combined with anticipated additional capital contributions, will significantly improve operations and cash flow in 2003 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

We are aware of an uncertainty that could have a negative material impact upon our income and short-term liquidity. We were contracted to construct outdoor shade structures for the Collier County school playgrounds in South Florida. We provided the manufacturing for the project, and one of our large clients contracted to perform the general contracting and installation. An engineer we hired for the project developed an inadequate design for several parts of the structure. Also, the bid documents upon which we based our design contained directives with respect to wind load for the project that were vaguely defined; as a result, the project did not meet adequate wind load requirements.

We are presently working with Collier County to resolve the deficiencies in the project. All parties involved, the County, ourselves, the engineer, and the general contractor, are presently expressing their willingness and flexibility to participate in a workout. Our present estimates indicate that corrective actions costing between $400,000 and $700,000 would resolve the deficiencies in the project. We remain confident that some of these expenditures would be shared by the other participants in the project, but the specific contributions have yet to be decided. We have hired an attorney to offer his opinion with respect to our ultimate liability. We expect this opinion shortly. Our potential costs in connection with the project could be substantial, and such costs could materially effect our operations.

So far no cause of action has been filed with respect to the project, and no party has threatened to bring a suit immediately. However, it is possible that if we are not able to come to some resolution with the County, that the matter could ripen into a cause of action in which we would be a defendant. In such a suit, we could face substantial losses that would materially effect our operations.

We are, however, aware of a trend that we feel could potentially have a positive impact on our sales, revenue, and income. In the past several years, increasing attention has been paid to the potentially harmful effects of sun exposure, especially to our nation's youth. Our ShadeZone line of outdoor shade structures is designed to address this concern.

We have relied upon capital investment and loans from a principal shareholder, DM Ventures, LLC, and its affiliate LDM Holdings. We cannot guarantee, however, that either DM Ventures or LDM Holdings will continue to provide capital and loans to maintain our liquidity. If we cannot secure additional capital investment or loans in the upcoming year, our operations will be materially affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to report.

Item 7. Financial Statements and Supplementary Data

Consolidated Financial Statements

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

May 31, 2003 and 2002

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Table of Contents

Independent Auditors' Report 1

Financial Statements:

Consolidated Balance Sheets 2

Consolidated Statements of Operations 4

Consolidated Statements of Stockholders' Equity 5

Consolidated Statements of Cash Flows 6

Notes to Consolidated Financial Statements 7

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Financial Statements

May 31, 2003 and 2002

(With Independent Auditors' Report Thereon)

Independent Auditors' Report

Board of Directors

BP International, Inc.

(Formerly Allergy Immuno Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of BP International, Inc. (Formerly Allergy Immuno Technologies, Inc.) as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BP International, Inc. (Formerly Allergy Immuno Technologies, Inc.) as of May 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company has experienced net losses of approximately $1,289,000 and $345,000 for the two years ended May 031, 2003 and 2002, respectively. At May 31, 2003, the Company has an accumulated deficit of approximately $1,150,000 and is not in compliance with certain loan covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 9. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

August 22, 2003

Maitland, Florida

(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Balance Sheets

May 31, 2003 and 2002

Assets

	2003	2002
Current assets:
Cash	$ 51,754	4,767
Trade accounts receivable, less allowance
for doubtful accounts of $335,000 and $107,902	679,908	939,141
Due from related parties (note 5)	256,519	139,504
Due from affiliate (note 5)	912,289	327,681
Prepaid expenses	61,068	-
Inventories (notes 2 and 3)	701,190	757,914

Total current assets	2,662,728	2,169,007

Property and equipment (note 3):
Buildings and building improvements	555,032	555,032
Manufacturing equipment	449,230	408,238
Office equipment	78,412	73,078
Vehicles	25,896	25,896

	1,108,570	1,062,244
Less accumulated depreciation	(481,244)	(412,449)

Property and equipment, net	627,326	649,795

Other assets:
Deposits	2,071	1,660
Debt issuance costs, net of accumulated amortization
of $22,032 in 2002	-	18,109

	2,071	19,769

	$ 3,292,125	2,838,571

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Balance Sheets, Continued

May 31, 2003 and 2002

Liabilities and Stockholders' Equity

	2003	2002

Current liabilities:
Current maturities of long-term debt (note 3)	$ 771,366	1,339,480
Accounts payable	823,082	1,083,236
Accrued expenses	24,150	31,191

Total current liabilities	1,618,598	2,453,907

Long-term debt, less current maturities (note 3)	1,594,374	106,870

Total liabilities	3,212,972	2,560,777

Commitment (note 7)

Stockholders' equity (notes 4 and 8)
Common stock - $.001 par value, authorized 50,100,000 shares; issued and outstanding 38,112,664 and
7,334,400 shares	38,113	7
Additional paid in capital	1,195,711	143,817
Retained earnings (accumulated deficit)	(1,154,671)	133,970

Total stockholders' equity	79,153	277,794

	$ 3,292,125	2,838,571

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Operations

Years ended May 31, 2003 and 2002

	2003	2002

Net sales	$ 5,695,899	5,854,581
Cost of goods sold	4,118,441	4,174,680

Gross profit	1,577,458	1,679,901

Selling, general and administrative	2,738,743	1,934,149

Operating loss	(1,161,285)	(254,248)

Other expense
Interest (note 5)	(122,309)	(82,970)
Other	(5,047)	(8,119)

Loss before provision for income taxes	(1,288,641)	(345,337)

Provision for income taxes (note 6)	-	-

Net loss	$(1,288,641)	(345,337)

Weighted average shares outstanding - basic	10,360,640	4,603,069

Weighted average shares outstanding - fully diluted	10,487,913	4,603,069

Basic loss per share	$ (0.12)	$ (0.08)

Fully diluted loss per share	$ (0.12)	$ (0.08)

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Cash Flows

Years ended May 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net loss	$ (1,288,641)	(345,337)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization expense	68,795	75,725
Bad debt expense	227,109	30,000
Net increase (decrease) in cash flows from changes in:
Accounts receivable	32,124	(96,304)
Due from related parties	(117,015)	(58,439)
Due from affiliate	(584,608)	(327,681)
Inventories	56,724	89,031
Prepaid expenses and other	(43,370)	4,000
Accounts payable	(260,154)	225,887
Accrued expenses	(7,041)	(32,116)

Net cash used in operating activities	(1,916,077)	(435,234)

Cash flows from investing activities:
Purchase of property and equipment	(46,326)	(60,402)
Proceeds from issuance of common stock	1,090,000	287,636

Net cash provided by (used in) investing activities	1,043,674	227,234

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,560,000	116,896
Principal payments on long-term debt	(510,300)	(70,972)
Net borrowings (repayments) on lines of credit	(130,310)	165,112

Net cash provided by financing activities	919,390	211,036

Net increase (decrease) in cash	46,987	3,036

Cash at beginning of the period	4,767	1,731

Cash at end of the period	$ 51,754	4,767

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 122,309	82,970

Cash paid for income taxes	$ -	-

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Stockholders' Equity

Years ended May 31, 2003 and 2002

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated)	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balances, May 31, 2001	7,334,400	$ 7	143,817	479,307	623,131

Net loss	-	-	-	(345,337)	(345,337)

Balances, May 31, 2002	7,334,400	7	143,817	133,970	277,794

Issuance of common stock
to founder	1,833,600	2	(2)	-	-

Issuance of common stock
for cash	952,317	1	1,089,999		1,090,000

Impact of recapitalization
and change in par value	27,992,347	38,103	(38,103)		-

Net loss	-	-	-	(1,288,641)	(1,288,641)

Balances, May 31, 2003	38,112,664	38,113	1,195,711	(1,154,671)	79,153

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

May 31, 2003 and 2002

(1) Organization and Summary of Significant Accounting Policies

a. Corporate Organization

BP International, Inc. (Formerly Allergy Immuno Technologies, Inc. - ALIM) provided specialized diagnostic testing services to physicians and clinics located throughout the United States. However, in March 2002 the Board of Directors resolved to terminate the operations of ALIM which has been very limited in its nature and scope through that date. Ball Products, Inc. (Ball) was incorporated in 1987. Ball's operations consist primarily of the manufacture and sale of sports field equipment and industrial fabrics used commercially as wind and privacy screen to customers throughout the United States.

On April 21, 2003, pursuant to a certain stock exchange agreement (Agreement), ALIM exchanged 6,351,841 shares of its common stock for 100% of the outstanding common stock of Ball in a business combination accounted for as a reverse acquisition. For accounting purposes the reverse acquisition is reflected as if Ball issued its stock (10,120,317 shares) for the net assets of ALIM. The net assets of ALIM were not adjusted in connection with the reverse acquisition since they were monetary in nature. Accordingly, no goodwill or intangibles were recorded because the Agreement resulted in a merger of the companies which has been reflected as a recapitalization transaction. The accompanying consolidated financial statements reflect the activity of Ball only through April 21, 2003 and include the accounts of both Ball and ALIM subsequent to the merger date.

Concurrent with the transaction described above the principal stockholders of Ball entered into a separate share purchase agreement with the majority stockholder of ALIM wherein the Ball stockholders acquired a controlling interest in ALIM. As a result of this change in control, the existing directors and officers of ALIM resigned and the principal stockholders of Ball and affiliated persons were appointed as the new directors and officers of the combined companies (hereinafter, the combined entities of ALIM and Ball are referred to as the Company). Subsequent to this date ALIM changed its name to BP International, Inc. (Company or BP).

b. Principles of Consolidation

The consolidated financial statements include the financial statements of BP International, Inc. and its wholly owned subsidiary Ball Products, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

 c. Inventories

Inventories are stated at the lower of cost or market and consist of raw materials, manufactured and purchased products. Cost is determined by the first-in, first-out method.

 d. Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the respective assets, which range from 5 to 39 years. Expenditures for repairs and maintenance are charged to operations as incurred.

e. Research and Development Costs

Research and development costs are charged to operations in the year incurred. Total research and development costs charged in 2003 and 2002 amount to approximately $75,000 and $25,000, respectively.

 f. Revenue Recognition

The Company recognizes revenue upon shipment of its product from its warehouse facilities or when services are performed. Revenue is generated primarily from sales of sports field equipment and industrial fabrics. Revenue also includes commissions earned from the sale of lighting equipment sold on consignment.

g. Advertising Costs

Advertising and sales promotion costs are expensed as incurred and charged to selling, general and administrative costs. Total advertising and sales promotion expense amounted to approximately $70,000 and $50,000 in 2003 and 2002, respectively.

h. Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

i. Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and amounts due from related parties and affiliate which amount to approximately $1,800,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral.

j. Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation' (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25). The Company has adopted the disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period.

k. Income Taxes

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

l. Intangible Assets

Debt issuance costs are amortized over the life of the related obligations on a straight-line basis.

m. Cash and Cash Equivalents

For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

n. Accounting for the Impairment of Long-Lived Assets

The Company follows the guidance under Statement of Financial Accounting Standards No. 121 (SFAS 121) 'Accounting for the Impairment of Long-Lived Assets to be Disposed of.' SFAS 121 required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS 121 also addressed the accounting for long-lived assets that are expected to be disposed of. Management has determined that there is no impairment of long-lived assets as of May 31, 2003 and May 31, 2002.

o. Hazardous Materials

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

p. New Accounting Pronouncements

In July 2001, FASB issued Statement of Financial Accounting Standards No. 142 (FASB 142) 'Goodwill and Intangible Assets,' which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect that SFAS 142 will have a material impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), 'Accounting for Asset Retirement Obligations.' This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operations of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of SFAS No. 143 on the Company's financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), 'Accounting for the Impairment or Disposal of Long-Lived Assets.' SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect SFAS 144 will have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), 'Rescission of SFAS Nos. 44 and 64, Amendment of SFAS No. 13, and Technical Corrections,' to update, clarify and simplify existing accounting pro-nouncements. SFAS No. 44, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No. 44, was rescinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on the Company's financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), 'Accounting for Costs Associated with Exit or Disposal Activities.' SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).' SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on the Company's financial statements.

In December 2002, FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation-Transition and Disclosure.' This Statement amends SFAS No. 123 'Accounting for Stock-Based Compensation' and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, this Statement amends disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements with fiscal years beginning after December 15, 2002. Adoption of this Statement in December 2002 did not have a significant impact on the financial position or results of operations of the Company.

(2) Inventories

At May 31, 2003 and 2002, inventories consist of the following:

	2003	2002

Raw materials	$ 621,511	630,332
Finished goods	109,679	157,582
Reserve for obsolescence	(30,000)	(30,000)

	$ 701,190	757,914

Shipping and handling costs associated with the Company's inventories amounted to approximately $240,000 and $190,000 in 2003 and 2002, respectively, and is recorded in selling, general and administrative expenses in the accompanying statements of operations.

 (3) Long-Term Debt

At May 31, 2003 and 2002, long-term debt consists of the following:

	2003	2002

Revolving line of credit subject to maximum borrowings of $1,000,000. Interest only is payable monthly at prime plus 1.5%. Principal is due on or before December, 2002 and is secured by accounts receivable and inventory. The obligation is guaranteed by the Company's stockholder and up to 75% of the balance of the loan is guaranteed by the U.S. Small Business Administration.

Mortgage payable to bank in monthly installments of $4,980 including interest at 9.75% through October, 2016 when remaining principal and accrued interest are due. The obligation is secured by a first mortgage on the building and a second mortgage on the principal residence of the Company's stockholder. In addition, the loan is guaranteed (limited to 75% of the balance) by the U.S. Small Business Administration. The loan was paid in full in December, 2002.

	$ - -	841,416 462,564

Revolving line of credit subject to maximum borrowings of $2,500,000. Interest only is payable monthly at prime plus 1.75%. Principal is due on or before November 2005. The obligation is secured by accounts receivable and inventory.	711,106	-
Mortgage note payable to bank in monthly installments of $7,331 including interest at 7.5%. The obligation matures in November 2012 and is secured by a first mortgage on certain real property.	900,420	-
Notes payable to related parties due in total monthly installments of $2,445 including interest at 10% maturing at various dates through July, 2006, unsecured.	76,650	96,517

  Long-Term Debt (Continued)

Convertible notes payable with interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible within the first eighteen months of issue at a rate of 1 share for every $.22 of outstanding notes. The first year interest is payable upon issuance of the notes and yearly thereafter in arrears. Principal is due May, 2007. The notes are convertible through November, 2004.	650,000	-
Equipment loan payable to bank in monthly principal installments of $1,124 plus interest at 10.16% through December 2004. Secured by certain equipment.	11,551	25,037
Vehicle loan payable to bank in monthly principal installments of $533 including interest at 8.5% through April 2006. Secured by automotive equipment.	16,013	20,816
	2,365,740	1,446,350
Less current maturities	(771,366)	(1,339,480)

	$ 1,594,374	106,870

The Company was not in compliance with certain financial covenants associated with the revolving lines of credit as described above as of May 31, 2003 and 2002. Therefore, in accordance with terms of the underlying financial agreement, the entire outstanding principal balance as of May 31, 2003 and 2002 has been classified as a current liability in the accompanying consolidated balance sheets.

The aggregate maturities of long-term debt, including the revolving line of credit, for each of the five years subsequent to May 31, 2003 are as follows:

Year Ending May 31: 2004 2005 2006 2007 2008 Thereafter	$ 771,366 50,596 47,270 690,656 28,401 777,451 $ 2,365,740

 (4) Stockholders' Equity

During the year ended December 31, 1999, the Articles of Incorporation of Ball Products, Inc. were amended to effect a 110,024 to 1 stock split of Ball's existing outstanding common stock, to increase the authorized number of common shares to 100,000,000 and to provide for the authorization of 50,000,000 shares of preferred stock. The amendment further provided that the par value of both the common and preferred shares be fixed at $.000001 per share.

Subsequent to the business combination, the Company has authorized shares amounting to 50,100,000 at a par value of $.01 per share.

In 1998, the Company's Board of Directors adopted The 1998 Incentive Stock Option Plan for officers and employees of Ball (ISO Plan) covering an aggregate of 1,000,000 shares of common stock. The term of the ISO Plan shall be for a period of ten years from the effective date (June 30, 1998). Options granted under the ISO Plan were exercisable for a period of up to ten years from the date of the grant. The purchase price for a share of stock subject to any option granted was held at not less than the fair market value of the stock at the date of grant.

Also in 1998, the Company's Board of Directors adopted Ball Products, Inc. 1998 Directors' Stock Option Plan (Directors' Plan) covering up to 1,000,000 shares of common stock for the benefit of eligible Directors of the Company, as defined. The term of the Directors' Plan was for a period of ten years. The purchase price for a share of stock subject to the options was fixed at the fair market value of the stock at the date of grant.

In March 2003, the ISO and Directors' plans were cancelled. Through that date, no options were granted under either plan.

In 1998, the Board of Directors approved a stock option agreement whereby an option was granted to the sole stockholder (and President) to purchase all or any part (in 1,000 share increments) of an aggregate 2,000,000 shares of the Company's stock at an exercise price of $.10 per share. The option was exercisable for a six year period terminating on June 30, 2004. In March 2003, this agreement was cancelled. Through that date, no shares were purchased in connection with this option.

The Company is authorized to issue up to 100,000 shares of preferred stock, par value $1.00 per share, the rights, preference and privileges of which may be determined from time to time by the Board of Directors. The Board of Directors is authorized to designate with respect to each series of preferred stock the number of shares in each such series, the dividend rates and dates of payment, voluntary and involuntary liquidation preferences, redemption prices, if any, whether of not dividends shall be cumulative, and, if cumulative, the date or dates from which the same shall be cumulative, the sinking fund provisions, if any, and the terms and conditions on which shares can be converted into or exchanged for shares of another class or series, and the voting rights, if any. As of May 31, 2003 and 2002, there were no shares of preferred stock issued and outstanding. Any preferred stock issued will rank prior to the common stock as to dividends and as to distributions in the event of liquidation, dissolution or winding up of the Company. The ability of the Board of Directors to issue preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting powers of holders of common stock. The preferred stock will, if issued, be fully paid and assessable.

 (5) Related Party Transactions

The Company has certain long-term interest bearing obligations to related parties that are included in long-term debt in the accompanying balance sheet as more fully described in note 3. During the year ended May 31, 2003 and 2002, the Company incurred total interest expense of approximately $6,000 and $7,000, respectively, associated with these obligations to related parties.

Amounts due from related parties of $256,519 and $139,504 represent non-interest bearing unsecured advances (primarily to the principal stockholders) that are due on demand. Amounts due from affiliate represent advances to a Mexican corporation controlled by the Company's principal stockholders primarily for the acquisition of land, buildings and equipment. These advances are unsecured, non-interest bearing and due on demand.

(6) Income Taxes

During the years ended May 31, 2003 and 2002, the Company experienced net losses of approximately $1,289,000 and $345,000, respectively. At December 31, 2002, the Company has net operating loss carryforwards of approximately $1,100,000 which will expire in 2023 and 2022. A valuation allowance substantially equal to the tax benefit of the net operating loss carryforward has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(6) Income Taxes (Continued)

Income tax benefit attributable to the loss before provision for income taxes differed from the amount computed by applying the U.S. Federal income tax rate of 34% to loss from operations before income taxes as a result of the following:

	2003	2002

Computed 'expected' tax benefit	$ 440,000	120,000
Increase (reduction) in income tax benefit resulting from:
State income taxes, net of Federal income tax benefit	47,000	12,000
Non-deductible expenses	(8,000)	(7,000)
Increase in valuation allowance	(479,000)	(125,000)

	$ -	-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below.

	2003	2002

Deferred tax assets:
Accounts receivable due to allowance for uncollectible accounts	$ 122,000	15,000
Net operating loss carryforwards	396,000	25,000

Total gross deferred tax assets	518,000	40,000

Valuation allowance	(504,000)	(25,000)

	14,000	15,000

Deferred tax liabilities:
Depreciation	(14,000)	(15,000)

Total gross deferred tax liabilities	(14,000)	(15,000)

Net deferred tax assets (liabilities)	$ -	-

At May 31, 2003 and 2002, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(7) Significant Supplier

For the years ended May 31, 2003 and 2002, the Company purchased approximately 20% of total raw materials from a single supplier. In the event that certain raw material supplies were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company has attempted to mitigate this risk by maintaining a long-term relationship with this supplier while developing new relationships with additional raw material sources.

 (8) Loss Per Share of Common Stock

Loss per share of common stock has been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of convertible debt are included in the calculation of diluted earnings per share information.

For purposes of computing the weighted average number of shares outstanding, the number of shares of Ball stock prior to the business combination has been adjusted as if the conversion of these shares took place on May 31, 2001.

(9) Going Concern and Management's Plan

The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described herein, the liquidity of the Company has been affected by net losses in 2003 and 2002. In addition, at May 31, 2003, the Company is not in compliance with certain covenants associated with its revolving line of credit agreement. Accordingly, these conditions raise substantial doubt about the combined Company's ability to continue as a going concern.

During 2002 and early 2003, management began to more fully develop its industrial fabric operations. As a result the Company incurred additional advertising, personnel and research and development costs associated with this effort. In addition, management has employed additional administrative, production and sales staff in anticipation of significantly increased sales volume (particularly with respect to industrial fabrics) in late fiscal 2003 and 2004 in accordance with its business plan. In connection with this effort, the Company has restructured its long-term debt obligations and has identified sources of additional equity capital.

Accordingly, management is of the opinion that the activities described in the preceding paragraph has positioned the Company to experience increased sales volume of more profitable industrial fabrics. Further, management contemplates that increased sales combined with anticipated additional capital contributions, will significantly improve operations and cash flow in 2003 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Our directors and executive officers and their present positions with us are as follows:

Name	Age	Position with the Company	Director Since
Larry Ball	42	CEO, President	April 2003
Emmett Ball	66	Vice President, Secretary, & CFO	April 2003

Larry Ball, along with his father Emmett Ball, is a founder of Ball Products, Inc. Ball Products, Inc. manufactures and distributes industrial fabrics, tennis court equipment, outdoor sporting equipment, and ShadeZone(tm) outdoor shade canopy structures. Allergy Immuno Technologies acquired Ball Products in April of 2003. Larry Ball has served as the CEO and President of Ball Products for the last 16 years. Larry Ball also serves as a Director, President and CEO of Allergy Immuno Technologies, positions to which he was appointed in April of 2003.

Emmett Ball, along with his son Larry Ball, is a founder of Ball Products. Emmett Ball has served as Vice President of Ball Products for the last 16 years. Emmett Ball also serves as a Director, Secretary, and Chief Financial Officer of Allergy Immuno Technologies, positions to which he was appointed in April of 2003.

Election of officers and directors

All of our directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the board of directors at the first board of directors' meeting after each annual meeting of shareholders and hold office until their death, until they resign or until they have been removed from office.

Item 10. Executive Compensation.

The following table provides certain summary information concerning the compensation paid on an annualized basis to our chief executive officer and the next most highly paid executive officer for all services to be rendered in all capacities to us during the fiscal years ended May 31, 2001, 2002 and 2003. We have no other executive officers.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Larry Ball, CEO & President(1)	2003 2002 2001	135,200 128,800 93.600	- - -	- - -	- - -	- - -	- - -
Emmett Ball, Vice President, Secretary & CFO(1)	2003 2002 2001	60,008 60,008 60,008	- - -	- - -	- - -	- - -	- - -

Larry Ball and Emmett Ball were neither officers, directors, nor employees of the Company until April of 2003. However, they have served for the last 16 years as officers and managers of Ball Products, Inc., which we acquired in April of 2003. Thus, the compensation reported above is wholly attributable to Larry Ball and Emmett Ball's positions with Ball Products, Inc. Neither nominee received any stock options during the three year period outlined in the table above.

Information Concerning the Board of Directors and Committees Thereof

The company does not have an audit committee or compensation committee. In this regard, for the 2003 fiscal year our Board of Directors was responsible for overseeing the Company's financial reporting process, public financial reports, internal accounting and financial controls, and the independent audit of the annual consolidated financial statements. None of the members of the Board of Directors are professionally engaged in the practice of accounting or auditing and are not experts in either of these fields or in auditor independence.

The Company, acting through its management and Board of Directors, has the primary responsibility for the financial statements and reporting process, including the systems of internal accounting controls. Management is responsible for the preparation, presentation, and integrity of the Company's financial statements, the financial reporting process, and internal controls. Parks, Tschopp & Whitcomb, P.A., independent auditors engaged by the Company, are responsible for auditing the Company's annual consolidated financial statements in accordance with generally accepted auditing standards and expressing an opinion on the conformity of those audited consolidated financial statements with generally accepted accounting principles in the United States.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2003 by each person known by us to beneficially own more than 5% of the outstanding shares of common stock, or preferred stock.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Larry Ball 510 West Arizona Avenue, DeLand, FL 32720	24,266,300	63.67%
Common Stock	Emmett Ball 510 West Arizona Avenue, DeLand, FL 32720	6,066,576	15.92%
Common Stock	Dean Martin 20462 Chartwell Center Drive, Cornelius, NC 28031	3,150,824, through control of DM Ventures, LLC and LDM Holdings, Inc.	8.26%

(b) Security Ownership of Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 21, 2003 by each of our directors and named executive officers, and our directors and named executive officers as a group.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Larry Ball 510 West Arizona Avenue, DeLand, FL 32720	24,266,300	63.67%
Common Stock	Emmett Ball 510 West Arizona Avenue, DeLand, FL 32720	6,066,576	15.92%
Common Stock	All Officers and Directors as a Group	30,332,876	79.59%

Item 12. Certain Relationships and Related Transactions.

On April 22, 2002, Allergy issued 808,467 shares of Allergy's common stock to Biomerica. The shares were issued in consideration for, and in connection with, a General Assignment Agreement between Allergy and Biomerica. Under the General Assignment Agreement, Allergy transferred certain assets and liabilities to Biomerica, and Biomerica reduced the principal amount of a loan it made to Allergy. At the time of this transaction, Biomerica was our majority shareholder. A complete discussion of the terms of the General Assignment Agreement appears above in Item 1.

On April 21, 2003, we issued 6,351,841 shares of our common stock in connection with the acquisition of Ball Products, Inc. This acquisition is described in further detail above under the Description of Business section. Ball Products had three shareholders on the date of the transaction, and we exchanged our purchase price of 6,351,841 shares of our common stock to the three Ball Products' shareholders in proportion to their ownership interest in Ball Products. Thus, Larry Ball, an individual who owned approximately 72.472% of Ball Products, received 4,603,306 shares of our common stock. Similarly, Emmett Ball, an individual who owned approximately 18.118% of Ball Products, received 1,150,827 shares of our common stock. Finally, DM Ventures, LLC owned approximately 9.41% of Ball Products, and it received 597,708 shares of our common stock.

D.M. Ventures, LLC made the following capital investments in Ball Products, Inc.:

    On 11/13/2002, a capital investment of $500,000.
    On 1/16/2003, a capital investment of $250,000.
    On 2/18/2003, a capital investment of $250,000.
    On 3/25/2003, a capital investment of $90,000.

These investments totaling $1,090,000 purchased 9.41% of Ball Products, Inc. Note that these investments were made before our April 2003 acquisition of Ball Products, Inc.

On May 8, 2003, D.M. Ventures, LLC made a loan to us in the amount of $200,000. The loan bears 10% interest in the first year of its term, and earns 5% after the first year of its term. The loan is convertible; it gives D.M. Ventures, LLC the right to convert the loan into shares of stock at a purchase price of $0.22 per share. The loan is only convertible during the first 18 months of its term. The loan becomes due on May 8, 2007.

On May 9, 2003, D.M. Ventures, LLC made a loan to us in the amount of $250,000. The loan bears 10% interest in the first year of its term, and earns 5% after the first year of its term. The loan is convertible; it gives D.M. Ventures, LLC the right to convert the loan into shares of stock at a purchase price of $0.22 per share. The loan is only convertible during the first 18 months of its term. The loan becomes due on May 9, 2007.

On May 29, 2003, D.M. Ventures, LLC made a loan to us in the amount of $200,000. The loan bears 10% interest in the first year of its term, and earns 5% after the first year of its term. The loan is convertible; it gives D.M. Ventures, LLC the right to convert the loan into shares of stock at a purchase price of $0.22 per share. The loan is only convertible during the first 18 months of its term. The loan becomes due on May 29, 2007.

Larry Ball and Emmett Ball each own 40% of a Mexico corporation named Telas Olefines. Larry Ball and Emmett ball co-founded Telas Olefines as a manufacturing facility that would contract exclusively with us. Telas Olefines' manufacturing infrastructure is not yet complete. We have made the following non-interest bearing unsecured advances to Telas Olefines, which are due on demand, and which total $559,078:

      In June 2002, $14,850
      In July 2002, $49,901
      In Aug 2002, $17,960
      In September 2002, $15,264
      In October 2002, $15,907
      In November 2002, $49,405
      In December 2002, $95,410
      In January 2003, $103,634
      In February 2003, $58,410
      In March 2003, $39,421
      In April 2003, $54,413
      In May 2003, $59,353

We have made non-interest bearing unsecured advances to related parties totaling $256,519. These advances have accrued over several years. Of this sum,  Larry Ball received advances of $67,014.77 in 2003 and $65,565.15 in 2002; Emmett Ball received advances of $251.45 in 2002.

Item 13. Evaluation of Disclosure Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain 'disclosure controls and procedures,' which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Within 90 days prior to the filing date of this Report (the 'Evaluation Date'), the Company's principal executive officer ('CEO') and principal financial officer ('CFO') carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

(i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a. Reports on Form 8-K.

We filed the following current reports on Form 8-K during the fiscal year covered by this report:

On April 21, 2003, we reported on Form 8-K the acquisition of Ball Products, Inc., and changes in our controlling shareholders in connection with a private stock purchase.

On August 7, 2002, we reported on Form 8-K a change in our certifying accountant.

b. Exhibits. The following exhibits are hereby filed with this report:

Exhibit Number	Description
21.1.	Subsidiaries of the Registrant.
99.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
/s/ Larry Ball _______________________________ Larry Ball	BP INTERNATIONAL Director, President and Chairman of the Board	August 28, 2003

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

Signature	Title	Date
/s/ Larry Ball _______________________________ Larry Ball	Director, President and Chairman of the Board	August 28, 2003
/s/ Emmett Ball _______________________________ Emmett Ball	Chief Financial Officer	August 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Larry Ball, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of BP International, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 28, 2003

/s/ Larry Ball
_____________________
Larry Ball
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Emmett Ball, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of BP International, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) evaluated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 28, 2003

/s/ Emmett Ball
_____________________
Emmett Ball
Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description
21.1.	Subsidiaries of the Registrant.
99.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21.1

LIST OF SUBSIDIARIES

1. Ball Products, Inc.

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of BP International, Inc., a Delaware corporation (the 'Company'), on Form 10-KSB for the period ending May 31, 2002 as filed with the Securities and Exchange Commission (the 'Report'), I, Larry Ball, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 28, 2003

/s/ Larry Ball
_____________________
Larry Ball
Chief Executive Officer

* * *

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of BP International, Inc., a Delaware corporation (the 'Company'), on Form 10-KSB for the period ending May 31, 2002 as filed with the Securities and Exchange Commission (the 'Report'), I, Emmett Ball, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 28, 2003

/s/ Emmett Ball
_____________________
Emmett Ball
Chief Financial Officer