Form 10QSB
period 2003-08-31
BP INTERNATIONAL INC
filed 2003-10-20
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED AUGUST 31, 2003

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

YES( ) NO (X)

Number of shares of the issuer's common stock, par value $.001, outstanding as of August 31, 2003: 38,112,639 shares.

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
  Shade Structures, Canopies and Cabanas, under the trade name 'ShadeZone(TM)'.

Our ShadeZone(TM) shade structures are available as standard installations in common shapes, or as fully customized products tailored to a customer's individual needs. ShadeZone(TM) products are manufactured of knitted high-density polyethylene fabric and are UV stabilized and designed to provide maximum sun protection. Knitted with a lock stitch construction and composed of monofilament and tape yarns, the fabric is designed for strength and durability. With a weight of 14 oz. per square yard the ShadeZone(TM) fabric is extremely durable.

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

  ShadeZone(TM)
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

Item 2a. FINANCIAL STATEMENTS
BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Balance Sheets

Assets
		August 31, 2003
	May 31, 2003	(Unaudited)
Current assets:
Cash and cash equivalents	$ 51,754	5,247
Accounts receivable - trade, less allowance for doubtful
accounts of $335,000	679,908	626,617
Inventories	701,190	793,368
Prepaid expenses	61,068	64,551
Due from related parties	256,519	265,864
Due from affiliate	912,289	1,141,214

Total current assets	2,662,728	2,896,861

Property and equipment, at cost, net of accumulated
depreciation and amortization	627,326	610,775

Deposits	2,071	2,071

Total assets	$ 3,292,125	3,509,707

Liabilities and Shareholders' Equity (deficit)

Current liabilities:
Accounts payable	$ 823,082	958,339
Accrued expenses	24,150	91,156
Current maturities of long-term debt	771,366	755,939

Total current liabilities	1,618,598	1,805,434

Long-term debt, less current maturities	1,594,374	2,050,485

Shareholders' equity (deficit):
Common stock - $.001 par value, authorized 50,100,000
shares; issued 38,112,664 and 38,242,664 shares	38,113	38,243
Additional paid-in capital	1,195,711	1,217,581
Accumulated deficit	(1,154,671)	(1,602,036)

Total shareholders' equity (deficit)	79,153	(346,212)

	$ 3,292,125	3,509,707
See accompanying notes to financial statements.

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Operations

	Three Months Ended
	August 31,
	2003	2002
	(Unaudited)	(Unaudited)

Revenues:
Net sales	$ 1,283,634	1,974,989

Cost and expenses:
Cost of goods sold	1,111,289	1,233,481
Selling, general and administrative	557,359	750,563

	1,668,648	1,984,044

Operating loss	(385,014)	(9,055)

Other expense:
Interest	58,146	26,423
Other	4,205	6,446

Loss before income taxes	(447,365)	(41,924)

Provision for income taxes	-	-

Net loss	$ (447,365)	(41,924)

Basic loss per share	$ 0.01	-

Diluted loss per share	$ 0.01	-

Weighted average number of shares outstanding - basic	38,128,914	35,326,747

Weighted average number of shares outstanding - diluted	38,128,914	35,326,747

See accompanying notes to financial statements

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Cash Flows

	Three months ended
	August 31,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (447,365)	(41,924)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	17,201	13,388
Issues of stock for services	22,000	-
Changes in operating assets and liabilities:
Accounts receivable	53,291	77,153
Inventories	(92,178)	(179,617)
Prepaid expenses	(3,483)	(410)
Due from related parties and affiliate	(238,270)	(87,523)
Accounts payable and accrued expenses	202,263	98,599

Net cash used in operating activities	(486,541)	(120,334)

Cash flows from investing activities:
Purchase of property and equipment	(650)	(23,114)

Net cash used in investing activities	(650)	(23,114)

Cash flows from financing activities:
Proceeds from long-term debt	550,000	160,736
Payments on long-term debt	(109,316)	(13,104)

Net cash provided by financing activities	440,684	147,632

Increase (decrease) in cash and cash equivalents	(46,507)	4,184

Cash and cash equivalents - beginning of period	51,754	4,767

Cash and cash equivalents - end of period	$ 5,247	8,951

See accompanying notes to financial statements

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

August 31, 2003 and May 31, 2003

(1) Basis of Presentation of Financial Statements

On April 21, 2003, pursuant to a certain stock exchange agreement (Agreement), Allergy Immuno Technologies, Inc. exchanged 6,351,841 shares of its common stock for 100% of the outstanding common stock of Ball Products, Inc. (Ball) in a business combination accounted for as a reverse acquisition. For accounting purposes the reverse acquisition is reflected as if Ball issued its stock (10,120,317 shares) for the net assets of ALIM. The net assets of ALIM were not adjusted in connection with the reverse acquisition since they were monetary in nature. Accordingly, no goodwill or intangibles were recorded because the Agreement resulted in a merger of the companies which has been reflected as a recapitalization transaction. The accompanying consolidated financial statements for the quarter ended August 31, 2002 have been presented as if the transaction occurred May 31, 2002.

(2) Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of August 31, 2003, and results of operations and cash flows for the three month period ended August 31, 2003 and 2002. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(3) Long-Term Debt

During the three months ended August 31, 2003, the Company issued $550,000 of convertible notes with interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible at a rate ranging from $.15 to $.20 per share. The notes are convertible through February, 2005. Additionally, 130,000 shares of the Company's common stock was issued as a partial consulting fee associated with issuance of these notes.

(4) Inventories

At August 31, 2003 and May 31, 2003, inventories consist of the following:

	August 31,	May 31,
	2003	2003

Raw materials	$ 670,658	621,511
Finished goods	152,710	109,679
Reserve for obsolescence	(30,000)	(30,000)

	$ 793,368	701,190

ITEM 2B. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the Three Months Ended August 31, 2003, and August 31, 2002.

Sales. We had total sales of $1,283,634 in the three months ended August 31, 2003 compared to $1,974,989 in the comparable period in 2002, a decrease of 35%. The decrease in sales is attributable to the continuing weakness in the economy.

Cost of Goods Sold. We had cost of goods sold of $1,111,289 in the three months ended August 31, 2003, representing approximately 86.6% of sales, compared to cost of goods sold of $1,233,481 in the comparable period in 2002, which represented 62.4% of sales. The increase in the proportion of cost of goods sold to sales in the present fiscal period is due to rectifying the deficiencies in the Collier County project.

Operating Costs/Selling, General and Administrative. We had operating costs of $557,359 in the three months ended August 31, 2003, approximately 43.4% of revenues, compared to $750,563 in the comparable period in fiscal 2002, 38% of revenues. This decrease of $193,204 in operating costs is due to impementation of a revised budget allowing for the increase in Cost of Goods Sold.

 Operating (Loss)/Profit. Operating loss for the three months ended August 31, 2003 was ($385,014) compared to operating loss of ($9,055) in the comparable period in 2002. The increase in operating loss is attributable to the decrease in sales and increase in Cost of Goods Sold as outlined above.

Other Income (Expense). Other income and (expense) for the three months ended August 31, 2003 was ($62,351) compared to $32,869 in the comparable period in 2002, an increase of 89.7%. The increase is due to increased interest expense.

Net (Loss)/Earnings. We reported a net loss of ($447,365) for the three months ended August 31, 2003 compared to a net loss of ($41,924) for the comparable period in 2002. The increase in loss is attributable primarily to the factors outlined above that contributed to our decreased sales, increased operating costs, and increased interest expenses.

Liquidity and Capital Resources

Our principal source of working capital is income from operations, borrowings under our revolving credit facilities, and capital investment.

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

We are, however, aware of a trend that we feel could potentially have a positive impact on our sales, revenue, and income. In the past several years, increasing attention has been paid to the potentially harmful effects of sun exposure, especially to our nation's youth. Our ShadeZone(TM) line of outdoor shade structures is designed to address this concern.

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

Item 3. Evaluation of Disclosure Controls and Procedures.

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

Item 4. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

Item 5. CHANGES IN SECURITIES AND USE OF PROCEEDS

The rights of security holders have not been materially modified during the reporting period.

Item 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted several matters to a vote of our security holders during the reporting period. We held our annual meeting of shareholders on July 18, 2003 at the Holiday Inn, at 350 East International Speedway, DeLand, FL at 1:00p.m.

Based upon the stockholders list prepared by the Company's transfer agent, Interwest Transfer Company, there were 31,760,823 shares of the Company's common stock issued and outstanding and entitled to one vote per share at the Meeting. Of the shares available for voting, 28,807,136 share of common stock were present in person or represented by proxy at the beginning of the Meeting. At the Meeting we received, counted and ascertained ballots cast by the shareholders of the Company entitled to vote thereat.

At our annual meeting our shareholders voted the following items:

a. The election of Larry Ball to the board of directors, to serve for a term of one year or until a successor is qualified and elected. The vote on this matter yielded the following number of votes cast for, against, and abstaining: FOR: 28,806,948, Against: 188, Abstentions:0. Based on the foregoing, this item PASSED.

b. The election of Emmett Ball to the board of directors, to serve for a term of one year or until a successor is qualified and elected. The vote on this matter yielded the following number of votes cast for, against, and abstaining: FOR: 28,806,948, Against: 188, Abstentions:0. Based on the foregoing, this item PASSED.

c. The change of the name of the corporation from Allergy Immuno Technologies to BP International, Inc. The vote on this matter yielded the following number of votes cast for, against, and abstaining: FOR: 28,807,136, Against: 0, Abstentions:0. Based on the foregoing, this item PASSED.

d. Ratification of the selection of Parks, Tschopp & Whitcomb, P.A. as the independent public accountants to the Company. The vote on this matter yielded the following number of votes cast for, against, and abstaining: FOR: 28,807,136, Against: 0, Abstentions:0. Based on the foregoing, this item PASSED.

Item 7. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K.

i. We filed a report on Form 8-K on June 13, 2003 to report a change in our certifying accountant that took place on June 10, 2003.

ii. We filed a report on Form 8-K/A on June 17, which reported an event of April 21, 2003. The report included financial statements incident to our acquisition of Ball Products, Inc.

iii. We filed a report on Form 8-K/A on July 2, 2003 to further report on the change in our certifying accountant that took place on June 10, 2003.

iv. We filed a report on Form 8-K on July 23, 2003 to report the following event that took place on July 18, 2003: the vote of our shareholders to change our name from Allergy Immuno Technologies, Inc. to BP International, Inc.

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

Dated: October 20, 2003

ALLERGY IMMUNO TECHNOLOGIES, INC.

Registrant

By /s/ Larry Ball
____________________________
Larry Ball
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

Date: October 20, 2003

By /s/ Larry Ball
____________________________
Larry Ball
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

Date: October 20, 2003

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer

=========================================================================

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

Date: October 20, 2003

By /s/ Larry Ball
____________________________
Larry Ball
President & CEO

=========================================================================

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

Date: October 20, 2003

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer