Form 10QSB
period 2003-11-30
BP INTERNATIONAL INC
filed 2004-01-14
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED NOVEMBER 30, 2003

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

YES( ) NO (X)

Number of shares of the issuer's common stock, par value $.001, outstanding as of November 30, 2003: 38,330,639 shares.

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

Item 2a. FINANCIAL STATEMENTS
BP INTERNATIONAL, INC. (Formerly Allergy Immuno Technologies, Inc.)

Consolidated Balance Sheets

Assets
		November 30, 2003
	May 31, 2003	(Unaudited)
Current assets:
Cash and cash equivalents	$ 51,754	61,879
Accounts receivable - trade, less allowance for doubtful
accounts of $335,000	679,908	576,946
Inventories	701,190	753,918
Prepaid expenses	61,068	68,107
Due from related parties	256,519	266,120
Due from affiliate	912,289	1,177,756

Total current assets	2,662,728	2,904,726

Property and equipment, at cost, net of accumulated
depreciation and amortization	627,326	640,029

Deposits	2,071	2,071

Total assets	$ 3,292,125	3,546,826

Liabilities and Shareholders' Equity (deficit)

Current liabilities:
Accounts payable	$ 823,082	1,097,084
Accrued expenses	24,150	77,688
Current maturities of long-term debt	771,366	711,499

Total current liabilities	1,618,598	1,886,271

Long-term debt, less current maturities	1,594,374	2,430,940

Shareholders' equity (deficit):
Common stock - $.001 par value, authorized 50,100,000
shares; issued 38,112,664 and 38,330,664 shares	38,113	38,331
Additional paid-in capital	1,195,711	1,230,693
Accumulated deficit	(1,154,671)	(2,039,409)

Total shareholders' equity (deficit)	79,153	(770,385)

	$ 3,292,125	3,546,826
See accompanying notes to financial statements.

BP INTERNATIONAL, INC. (Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Operations

	Six Months Ended			Three Months Ended
	November 30,			November 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Net sales	$ 2,528,866	3,231,861	1,245,232	1,256,872

Cost and expenses:
Cost of goods sold	2,291,302	2,351,447	1,180,013	1,117,966
Selling, general and administrative	1,022,442	1,139,146	465,083	388,583

	3,313,744	3,490,593	1,645,096	1,506,549

Operating loss	(784,878)	(258,732)	(399,864)	(249,677)

Other expense:
Interest	94,580	49,238	36,434	26,423
Other	5,280	10,750	1,075	6,446

Loss before income taxes	(884,738)	(318,720)	(437,373)	(282,546)

Provision for income taxes	-	-	-	-

Net loss	$ (884,738)	(318,720)	(437,373)	(282,546)

Basic loss per share	$ 0.02	0.01	0.01	0.01

Diluted loss per share	$ 0.02	0.01	0.01	0.01

Weighted average number of shares
outstanding - basic	38,237,807	32,798,601	38,286,664	32,950,989

Weighted average number of shares
outstanding - diluted	41,388,780	32,798,601	42,178,709	32,950,989

See accompanying notes to financial statements

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Cash Flows

	Six months ended
	November 30,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (884,738)	(318,720)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	29,770	24,533
Issues of stock for services	35,200	-
Changes in operating assets and liabilities:
Accounts receivable	102,962	342,565
Inventories	(52,728)	(19,691)
Prepaid expenses and other	(7,039)	(410)
Due from related parties and affiliate	(275,068)	(282,177)
Accounts payable and accrued expenses	327,540	(42,045)

Net cash used in operating activities	(724,101)	(295,945)

Cash flows from investing activities:
Purchase of property and equipment	(42,473)	(24,356)

Net cash used in investing activities	(42,473)	(24,356)

Cash flows from financing activities:
Proceeds from long-term debt	906,410	342,611
Payments on long-term debt	(129,711)	(23,337)

Net cash provided by financing activities	776,699	319,274

Increase (decrease) in cash and cash equivalents	10,125	(1,027)

Cash and cash equivalents - beginning of period	51,754	4,767

Cash and cash equivalents - end of period	$ 61,879	3,740

See accompanying notes to financial statements

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

November 30, 2003 and May 31, 2003

(1) Basis of Presentation of Financial Statements

On April 21, 2003, pursuant to a certain stock exchange agreement (Agreement), Allergy Immuno Technologies, Inc. exchanged 6,351,841 shares of its common stock for 100% of the outstanding common stock of Ball Products, Inc. (Ball) in a business combination accounted for as a reverse acquisition. For accounting purposes the reverse acquisition is reflected as if Ball issued its stock (10,120,317 shares) for the net assets of ALIM. The net assets of ALIM were not adjusted in connection with the reverse acquisition since they were monetary in nature. Accordingly, no goodwill or intangibles were recorded because the Agreement resulted in a merger of the companies which has been reflected as a recapitalization transaction. The accompanying consolidated financial statements for the three and six months ended November 30, 2002 have been presented as if the transaction occurred May 31, 2002.

(2) Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of November 30, 2003, and results of operations and cash flows for the three and six month periods ended November 30, 2003 and 2002. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(3) Long-Term Debt

During the six months ended November 30, 2003, the Company issued $880,000 of convertible notes with interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible at a rate ranging from $.15 to $.20 per share. The notes are convertible through February, 2005. Additionally, 218,000 shares of the Company's common stock was issued as a partial consulting fee associated with issuance of these notes.

(4) Inventories

At November 30, 2003 and May 31, 2003, inventories consist of the following:

	November 30,	May 31,
	2003	2003

Raw materials	$ 647,462	621,511
Finished goods	136,456	109,679
Reserve for obsolescence	(30,000)	(30,000)

	$ 753,918	701,190

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

Results of Operations

For the Six Months Ended November 30, 2003

Sales. We had total sales of $2,528,866 in the six months ended November 30, 2003 compared to $3,231,861 in the comparable period in 2002, a decrease of 21.8%. The decrease in sales is attributable to the continuing weakness in the economy.

Cost of Goods Sold. We had cost of goods sold of $2,291,302 in the six months ended November 30, 2003, representing approximately 90.6% of sales, compared to cost of goods sold of $2,531,447 in the comparable period in 2002, which represented 72.75% of sales. The increase the proportion of cost of goods sold to sales in the present fiscal period is due to rectifying the deficiencies in the Collier County project, which is described more fully under "Liquidity and Capital Resources," below.

Operating Costs/Selling, General and Administrative. We had operating costs of $1,022,442 in the six months ended November 30, 2003, approximately 40.43% of revenues, compared to $1,139,146 in the comparable period in fiscal 2002, 35.24% of revenues. This decrease of $116,704 in operating costs is due to implementation of a revised budget allowing for the increase in Cost of Goods Sold. However, the increase in operating costs as a percentage of revenues is due to continuing weakness in the economy and the resulting decrease in sales.

Operating (Loss)/Profit. Operating loss for the six months ended November 30, 2003 was ($784,878) compared to operating loss of ($258,732) in the comparable period in 2002. The increase in operating loss is attributable to the decrease in sales and increase in Cost of Goods Sold as outlined above.

Other Income (Expense). Other income and (expense) for the six months ended November 30, 2003 was ($99,860) compared to ($59,988) in the comparable period in 2002, an increase of 66.5%. The increase is due to increased interest expense.

Net (Loss)/Earnings. We reported a net loss of ($884,738) for the six months ended November 30, 2003 compared to a net loss of ($318,720) for the comparable period in 2002. The increase in loss is attributable primarily to the factors outlined above that contributed to our decreased sales, increased operating costs, and increased interest expenses.

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

Accordingly, we feel that the activities described in the preceding paragraph have positioned us to experience increased sales volume of more profitable industrial fabrics. Further, we contemplate that increased sales combined with anticipated additional capital contributions, will significantly improve operations and cash flow in 2004 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

We are presently working with Collier County to resolve the deficiencies in the project. All parties involved, the County, ourselves, the engineer, and the general contractor, are presently expressing their willingness and flexibility to participate in a workout. Our present estimate indicates that corrective actions costing $873,271 would resolve the deficiencies in the project. As of the date of this report, we have paid $616,940.50 to make corrections to the project. We remain confident that some of these expenditures would be shared by the other participants in the project, but the specific contributions have yet to be decided. We have hired an attorney to offer his opinion with respect to our ultimate liability. We expect this opinion shortly. Our potential costs in connection with the project could be substantial, and such costs could materially effect our operations.

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

We submitted no votes to our security holders during the reporting period.

Item 7. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K.

i. We filed no reports on Form 8-K during the period of this report.

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

Dated: January 14, 2004

BP International, Inc.

Registrant

By /s/ Larry Ball
____________________________
Larry Ball
President & CEO

CERTIFICATION

I, Larry Ball, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BP International, Inc.;

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

Date: January 14, 2004

By /s/ Larry Ball
____________________________
Larry Ball
President & CEO

CERTIFICATION

I, Emmett Ball, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BP International, Inc.;

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

Date: January 14, 2004

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-Q for the period ended November 30, 2003, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Larry Ball, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 14, 2004

By /s/ Larry Ball
____________________________
Larry Ball
President & CEO

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-Q for the period ended November 30, 2003, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Emmett Ball, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 14, 2004

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer