Form 10QSB
period 2004-02-29
BP INTERNATIONAL INC
filed 2004-04-20
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED February 29, 2004

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

YES( ) NO (X)

Number of shares of the issuer's common stock, par value $.001, outstanding as of February 29, 2004: 38,582,846 shares.

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

Item 2a. FINANCIAL STATEMENTS

BP INTERNATIONAL, INC.

Consolidated Balance Sheets

Assets

		February 29,
	May 31,	2004
	2003	(Unaudited)
Current assets:
Cash and cash equivalents	$ 51,754	103
Accounts receivable - trade, less allowance for doubtful
accounts of $335,000	679,908	684,547
Inventories	701,190	748,424
Prepaid expenses	61,068	919
Due from related parties	256,519	231,176
Due from affiliate	912,289	1,191,796

Total current assets	2,662,728	2,856,965

Property and equipment, at cost, net of accumulated
depreciation and amortization	627,326	623,424
Deposits	2,071	2,071

Total assets	$ 3,292,125	3,482,460

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 823,082	1,281,132
Accrued expenses	24,150	152,070
Current maturities of long-term debt	771,366	681,604

Total current liabilities	1,618,598	2,114,806

Convertible debt	650,000	1,780,000
Long-term debt, less current maturities	944,374	912,176

Total liabilities	3,212,972	4,806,982

Shareholders' equity (deficit):
Common stock - $.001 par value, authorized 50,100,000
shares; issued 38,112,664 and 38,528,846 shares	38,113	38,529
Additional paid-in capital	1,195,711	1,997,546
Accumulated deficit	(1,154,671)	(3,360,597)

Total shareholders' equity (deficit)	79,153	(1,324,522)

	$ 3,292,125	3,482,460

See accompanying notes to financial statements.

BP INTERNATIONAL, INC.

Consolidated Statements of Operations

	Nine Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Net sales	$ 3,692,135	4,236,688	1,165,668	1,027,959

Cost and expenses:
Cost of goods sold	3,440,291	3,060,147	1,152,681	783,700
Selling, general and administrative	1,543,796	2,040,157	516,074	990,261

	4,984,087	5,100,304	1,668,755	1,773,961

Operating loss	(1,291,952)	(863,616)	(503,087)	(746,002)

Other income (expense):
Interest	(913,403)	(81,794)	(818,823)	(32,557)
Other	(155)	208,055	1,138	193,420

Loss before income taxes	(2,205,510)	(737,355)	(1,320,772)	(585,139)

Provision for income taxes	-	-	-	-

Net loss	$(2,205,510)	(737,355)	(1,320,772)	(585,139)

Basic loss per share	$ (0.06)	(0.03)	(0.03)	(0.02)

Diluted loss per share	$ (0.06)	(0.03)	(0.03)	(0.02)

Weighted average number of shares
outstanding - basic	38,379,957	24,330,814	38,492,179	24,330,814

Weighted average number of shares
outstanding - diluted	38,379,957	24,330,814	38,492,179	24,330,814

See accompanying notes to financial statements.

BP INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	February 29,	February 28,
	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$ (2,205,510)	(737,355)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	56,244	73,939
Amortization of discount on convertible debt	681,333	-
Issuance of common stock for services	120,502	-
Changes in operating assets and liabilities:
Accounts receivable	(4,639)	(28,272)
Inventories	(47,234)	(74,467)
Prepaid expenses	60,149	-
Due from related parties	25,343	(63,175)
Due from affiliate	(279,507)	(428,920)
Deposits and other assets	-	238
Accounts payable	458,050	38,767
Accrued expenses	127,920	28,297

Net cash used in operating activities	(1,007,349)	(1,190,948)

Cash flows from investing activities:
Purchase of property and equipment	(52,342)	(54,583)

Net cash used in investing activities	(52,342)	(54,583)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,000,000
Proceeds from convertible debt	1,130,000	-
Proceeds from long-term debt	112,309	342,611
Payments on long-term debt	(234,269)	(101,847)

Net cash provided by financing activities	1,008,040	1,240,764

Decrease in cash and cash equivalents	(51,651)	(4,767)

Cash and cash equivalents - beginning of period	51,754	4,767

Cash and cash equivalents - end of period	$ 103	-

See accompanying notes to financial statements

BP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

February 29, 2004 and May 31, 2003

  Basis of Presentation of Financial Statements

On April 21, 2003, pursuant to a certain stock exchange agreement (Agreement), Allergy Immuno Technologies, Inc. exchanged 6,351,841 shares of its common stock for 100% of the outstanding common stock of Ball Products, Inc. (Ball) in a business combination accounted for as a reverse acquisition. For accounting purposes the reverse acquisition is reflected as if Ball issued its stock (10,120,317 shares) for the net assets of ALIM. The net assets of ALIM were not adjusted in connection with the reverse acquisition since they were monetary in nature. Accordingly, no goodwill or intangibles were recorded because the Agreement resulted in a merger of the companies which has been reflected as a recapitalization transaction. The accompanying consolidated financial statements for the three and nine months ended February 28, 2003 have been presented as if the transaction occurred May 31, 2002.
  Presentation of Unaudited Financial Statements

  The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the financial position as of February 29, 2004 and February 28, 2003, and results of operations and cash flows for the three and nine month periods ended February 29, 2004 and February 28, 2003. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

  Convertible Debt

During the nine months ended February 29, 2004, the Company issued $1,130,000 of convertible notes with interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible at a rate ranging from $.15 to $.20 per share. The Company recorded interest expense of approximately $681,000 as a result of discounts amortized relating to these notes. The notes are convertible for a period of 18 months after the effective date through August, 2006. Additionally, approximately 416,000 shares of the Company's common stock valued at approximately $121,000 were issued as a partial consulting fee associated with the issuance of these notes.
  Inventories

At February 29, 2004 and May 31, 2003, inventories consist of the following:

	February 29,	May 31,
	2004	2003

Raw materials	$ 642,924	621,511
Finished goods	135,500	109,679
Reserve for obsolescence	(30,000)	(30,000)

	$ 748,424	701,190

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

Results of Operations

For the Nine Months Ended February 29, 2004

Sales. We had total sales of $3,692,135 in the Nine Months ended February 29, 2004 compared to $4,236,688 in the comparable period in 2003, a decrease of 12.9%. The decrease in sales is attributable to the continuing weakness in the economy.

Cost of Goods Sold. We had cost of goods sold of $3,440,291 in the Nine Months ended February 29, 2004, representing approximately 93.2% of sales, compared to cost of goods sold of $3,060,147 in the comparable period in 2003, which represented 72.2% of sales. The increase the proportion of cost of goods sold to sales in the present fiscal period is due to rectifying the deficiencies in the Collier County project, which is described more fully under "Liquidity and Capital Resources," below.

Operating Costs/Selling, General and Administrative. We had operating costs of $1,543,796 in the Nine Months ended February 29, 2004, approximately 41.8% of revenues, compared to $2,040,157 in the comparable period in fiscal 2003, 48.2% of revenues. This decrease of $496,361 in operating costs is due to our intentional implementation of a revised budget which resulted in lower operating/general and administrative costs. However, the increase in operating costs as a percentage of revenues is due to continuing weakness in the economy and the resulting decrease in sales.

Operating (Loss)/Profit. Operating loss for the Nine Months ended February 29, 2004 was ($1,291,952) compared to operating loss of ($836,616) in the comparable period in 2003. The increase in operating loss is attributable to the decrease in sales and increase in Cost of Goods Sold as outlined above, including costs due to rectifying the deficiencies in the Collier County project.

Other Income (Expense). Other income and (expense) for the Nine Months ended February 29, 2004 was ($913,558) compared to ($126,261) in the comparable period in 2003, an increase of 623.5%. The increase is due to extraordinary increased interest expense due to an "amortization of discount on convertible debt" of $681,333 which we booked in the third quarter as interest expense. The amortization of discount on convertible debt is an extraordinary item that we do not expect to repeat in upcoming periods.

Net (Loss)/Earnings. We reported a net loss of ($2,205,510) for the Nine Months ended February 29, 2004 compared to a net loss of ($737,355) for the comparable period in 2003. The increase in loss is attributable primarily to the factors outlined above that contributed to our decreased sales, increased operating costs, and increased interest expenses.

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

We have worked for the past year with with Collier County to resolve the deficiencies in the project. All parties involved, the County, ourselves, the engineer, and the general contractor, participated in a workout.

The Collier County School Board ShadeZone project has been completed. Final inspections have been granted. Required paperwork to request final payment for the contractor and all sub-contractors is nearing completion. Collier County School board has our project on the May 2004 agenda for discussion, acceptance and approval of final pay application excluding retainage. Pending approval, funds would be received in June 2004. The June 2004 agenda includes the approval of the retainage and those funds should be received in July 2004.

All parties are pleased with the final outcome of the project. We filed a professional malpractice/negligence Complaint against American Civil Engineering Co. and John Herbert, the original designing engineer on the Collier County Project. Initial meetings with this party indicate an out of court settlement may be reached, but the amount we would secure is uncertain.

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

Item 4. LEGAL PROCEEDINGS

We are not a party to any legal proceedings except as further described herein.

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

Dated: April 20, 2004

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

Date: April 20, 2004

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

Date: April 20, 2004

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-Q for the period ended February 29, 2004, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Larry Ball, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 20, 2004

By /s/ Larry Ball
____________________________
Larry Ball
President & CEO

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-Q for the period ended February 29, 2004, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Emmett Ball, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 20, 2004

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer