Form 10KSB
period 2004-05-31
BP INTERNATIONAL INC
filed 2004-08-30
CIK 1082737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-KSB

r ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,135,583 based on the average bid and asked prices of the common stock as of August 26, 2004.

As of May 31, 2004, 38,604,179 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

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

Our Sources of Raw Materials

For the years ended May 31, 2004 and 2003, we purchased approximately 20% of total raw materials from a single supplier. In the event that certain raw material supplies were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company has attempted to mitigate this risk by maintaining a long-term relationship with this supplier while developing new relationships with additional raw material sources.

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

Research and Development

We estimate that we have spent approximately $11,000 on research and development in the year ended May 31, 2004.

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

In April of 2003, we acquired 100% of the voting common stock of Ball Products, Inc. In July of 2003, our shareholders voted to change our name from Allergy Immuno Technologies, Inc. to BP International, Inc.

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

We have discussed with our independent accountant for the period ended May 31, 2004 the potential liability we face from our failure to follow the formalities outlined in Delaware law. Our auditors have concluded that we are unlikely to face any liability from our failure, and in the event we do face liability, that such a liability would be small, but incapable of precise determination. Thus, our auditors have concluded that an amendment to our financial statements is not warranted.

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

Item 2. Properties

We operate in a 46,766 square foot manufacturing facility located on 2.12 acres in Deland, Florida. 4,301 feet of the facility is office space. The building is a one story, high bay, pre-engineered steel warehouse constructed in 1973 and is in good condition. The building is 50 miles northeast of Orlando and 90 miles south of Jacksonville, and is convenient to all portions of the state via major highways. The current appraised value of the building is $1,300,000 (appraisal date is May 31, 2002). The building has 29 years remaining on a $900,000, 30-year mortgage note held by First Commercial. The estimated remaining economic life for the building is currently in excess of 25 years.

On May 31, 2004, BP International, Inc. completed the acquisition of 80% of the stock of Telas Olefines, an affiliated Mexico corporation that operates a fabric knitting plant. Telas Olefines the owner of a fabric and material knitting plant located in Mexico at Carretera Estatal Tehuixta-Jojutla De Juarez, No. 3, Morelos C.P. 62915. The plant is a 25,000 square foot facility constructed of concrete block with a metal roof. Knitted fabrics are manufactured at the plant beginning with ray dye pellets. The pellets are fed through an extrusion line to make yarn. The yarn is then run through winders and warpers that feed into five different types of knitting machines. The four major fabric lines manufactured there are fabrics for use in recreational "paintball" competition, tennis windscreen fabric, privacy fencing fabric and BP International's ShadeZone(tm) fabric. The plant is managed by BP International director Wolf D. H. Koch, and has 10 employees. Construction began in the summer of 2001 and operations began in May of 2004. BP International intends to continue the operations of the plant.

Item 3. Legal Proceedings

Neither BP International nor any of its subsidiaries is a party to, nor is any of their respective properties the subject of, any material pending legal or arbitration proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

We submitted matters to a vote of our security holders on at an Annual Meeting of Shareholders on July 18, 2003, at The Holiday Inn, 350 East International Speedway, DeLand, Florida 32724 at 1:00 p.m., for the following purposes:

1. To elect a Board of Directors consisting of two (2) persons to serve for a term of one year and until their successors are duly elected and qualified.

2. To grant the Board of Directors the authority to change the name of the corporation from Allergy Immuno Technologies to BP International, Inc.

3. To ratify the selection of Tschopp, Whitcomb & Orr P.A. as the independent public accountants to the Company.

All matters were voted by the security holders in the affirmative.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Equity and Related Stockholder Matters

Our common stock is listed in the Over the Counter Bulletin Board under the symbol 'BPIL'. We have issued no other classes of stock.

As of May 31, 2004, we had 38,604,179 shares of common stock outstanding held by 375 stockholders of record. We have no outstanding warrants or options.

The following table sets forth the range of high and low bid prices of our common stock for the fiscal quarters of 2003 and 2004. The quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.
	1st Qtr. 06/01 to 08/30		2nd Qtr. 09/01 to 11/30		3rd Qtr. 12/01 to 02/28		4th Qtr. 03/01 to 05/31
	High	Low	High	Low	High	Low	High	Low
2003	.03	.02	.03	.018	.025	.02	.15	.025
2004	1.05	.07	.43	.17	.70	.34	.55	.40

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

(b) Recent Sales of Unregistered Securities

We issued the following unregistered securities during the three-year period ended May 31, 2004:

On April 22, 2002, we issued 808,467 shares of Allergy's common stock to Biomerica. The shares were issued in consideration for, and in connection with, a General Assignment Agreement between Allergy and Biomerica. Under the General Assignment Agreement, Allergy transferred certain assets and liabilities to Biomerica, and Biomerica reduced the principal amount of a loan it made to Allergy. A complete discussion of the terms of the General Assignment Agreement appears above in Item 1.

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

On June 15, 2003, we issued 118,183 shares of our common stock in connection with a consulting agreement in consideration for services valued at $14,182 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

On August 31, 2003, we issued 130,000 shares of our common stock in connection with a consulting agreement in consideration for services valued at $54,000 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

On November 31, 2003, we issued 88,000 shares of our common stock in connection with a consulting agreement in consideration for services valued at $18,453 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

On February 29, 2004, we issued 80,000 shares of our common stock in connection with a consulting agreement in consideration for services valued at $33,869 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

On May 31, 2004, we issued 75,333 shares of our common stock in connection with a consulting agreement in consideration for services valued at $28,491 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

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

Results of Operations

Fiscal Years Ended May 31, 2004 and May 31, 2003

Sales. Total sales were $5,320,966 in fiscal 2004 compared to $5,695,899 in fiscal 2003, a decrease of 6.6%. The small decrease in sales is attributable to continuing weakness in the economy.

Cost of Goods Sold. Cost of goods sold was $4,612,279 in fiscal 2004, representing approximately 86.7% of sales, compared to cost of goods sold of $4,118,441 in fiscal 2003, which represented 72.3% of sales for fiscal 2003. The increase in cost of goods sold in 2004, and the resulting increase in cost of goods sold as a percentage of sales, is due to increased materials cost, and is also attributable to costs applied to rectifying the deficiencies in the Collier County Project.

Operating Costs. Operating costs were $2,125,848 in fiscal 2004, 40% of revenues, compared to $2,738,743 in fiscal 2003, 48% of revenues. This decrease of $612,895 is due to several factors: First, approximately $350,000 of cost in 2003 was attributable to our acquisition of Ball Products, Inc., which was one-time cost. Additional factors include a decrease in research and development expense, a decrease in expenses for outside services, and decreases in wages.

Operating (Loss)/Profit. Operating loss for fiscal 2004 was ($1,417,161) compared to operating loss of ($1,161,285) in fiscal 2003, an increase of 22%. The increase in operating loss is attributable to the increase in our cost of goods sold and lower sales, and is also attributable to costs applied to rectifying the deficiencies in the Collier County Project.

Other Income (Expense). Other income and (expense) was ($1,184,956) in fiscal 2004 compared to ($127,356) in fiscal 2003. The increase is due to increased interest expense due to the amortization of discounts on convertible debt. The amortization of discount on convertible debt is an item that we do not expect to repeat in upcoming periods.

Net (Loss)/Earnings. We reported a net loss of ($2,602,117) for fiscal 2004 compared to a net loss of ($1,288,641) for fiscal 2003. The increase in loss is attributable primarily to the factors outlined above that contributed to our increased operating costs, and to increased interest expenses.

Liquidity and Capital Resources

As of May 31, 2004, we had cash of $43,995 compared to $51,754 for the previous year. Our principal source of working capital is income from operations, borrowings under our revolving credit facilities, capital investment, and short-term loans from a company affiliate.

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

May 31, 2004 and 2003

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

May 31, 2004 and 2003

(With Independent Auditors' Report Thereon)

Independent Auditors' Report

Board of Directors

BP International, Inc.

(formerly Allergy Immuno Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.) as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.) as of May 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the financial statements, the Company has experienced net losses of approximately $2,600,000 and $1,289,000 for the two years ended May 31, 2004 and 2003, respectively. At May 31, 2004, the Company has an accumulated deficit of approximately $3,750,000 and is not in compliance with certain loan covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 10. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ TSCHOPP, WHITCOMB & ORR, P.A.

August 19, 2004

Maitland, Florida

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Balance Sheets

May 31, 2004 and 2003

Assets

	2004	2003
Current assets:
Cash	$ 43,995	51,754
Trade accounts receivable, less allowance
for doubtful accounts of $274,000 and $335,000	900,820	679,908
Due from related parties (note 6)	219,517	256,519
Due from affiliate (note 6)	-	912,289
Prepaid expenses and other current assets	33,001	61,068
Inventories (notes 3 and 4)	556,498	701,190

Total current assets	1,753,831	2,662,728

Property and equipment (note 4):
Land	59,421	-
Buildings and building improvements	925,468	555,032
Manufacturing equipment	964,789	449,230
Office equipment	89,068	78,412
Vehicles	41,516	25,896

	2,080,262	1,108,570
Less accumulated depreciation	(558,099)	(481,244)

Property and equipment, net	1,522,163	627,326

Other assets:
Deposits	2,071	2,071
Goodwill (note 2)	659,080	-

	661,151	2,071

	$ 3,937,145	3,292,125

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Balance Sheets, Continued

May 31, 2004 and 2003

Liabilities and Stockholders' Equity (Deficit)

2004	2003

Current liabilities:
Current installments of long-term debt (note 4)	$ 887,001	771,366
Accounts payable	1,206,152	823,082
Accrued expenses	204,201	24,150

Total current liabilities	2,297,354	1,618,598

Long-term debt, less current installments (note 4)	2,877,041	1,594,374

Total liabilities	5,174,395	3,212,972

Minority interest (note 2)	260,388	-

Commitment (note 8)

Stockholders' equity (deficit) (notes 5 and 9)
Common stock - $.001 par value, authorized 50,100,000
Issued and outstanding 50 shares	shares; issued and outstanding 38,604,179 and
38,112,664 shares	38,604	38,113
Additional paid in capital	2,220,546	1,195,711
Accumuated deficit	(3,756,788)	(1,154,671)

Total stockholders' equity (deficit)	(1,497,638)	79,153

$ 3,937,145	3,292,125

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Operations

Years ended May 31, 2004 and 2003

	2004	2003

Net sales	$ 5,320,966	5,695,899
Cost of goods sold	4,612,279	4,118,441

Gross profit	708,687	1,577,458

Selling, general and administrative	2,125,848	2,738,743

Operating loss	(1,417,161)	(1,161,285)

Other expense
Interest (note 6)	(1,184,956)	(122,309)
Other	-	(5,047)

Loss before provision for income taxes	(2,602,117)	(1,288,641)

Provision for income taxes (note 7)	-	-

Net loss	$(2,602,117)	(1,288,641)

Weighted average shares outstanding - basic	38,492,068	10,360,640

Weighted average shares outstanding - fully diluted	47,515,132	10,487,913

Basic loss per share	$ (0.07)	(0.12)

Fully diluted loss per share	$ (0.05)	(0.12)

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Stockholders' Equity

Years ended May 31, 2004 and 2003

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated)	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balances, May 31, 2002	7,334,400	$ 7	143,817	133,970	277,794

Issuance of common stock
to founder	1,833,600	2	(2)	-	-

Issuance of common stock
for cash	952,317	1	1,089,999		1,090,000

Impact of recapitalization
and change in par value	27,992,347	38,103	(38,103)		-

Net loss				(1,288,641)	(1,288,641)

Balances, May 31, 2003	38,112,664	38,113	1,195,711	(1,154,671)	79,153

Issuance of common
stock for services	491,515	491	148,502	-	148,993

Effect of beneficial
conversion feature
on convertible debt	-	-	876,333	-	876,333

Net loss	-	-	-	(2,602,117)	(2,602,117)

Balances, May 31, 2004	38,604,179	$ 38,604	2,220,546	(3,756,788)	(1,497,638)

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.
(Formerly Allergy Immuno Technologies, Inc.)

Consolidated Statements of Cash Flows

Years ended May 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net loss	$ (2,602,117)	(1,288,641)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation expense	76,855	68,795
Amortization of discount on convertible debt	876,333	-
Common stock issued for services	148,993	-
Change in operating assets and liabilities,
net of assets acquired:
Accounts receivable	(220,912)	259,233
Due from related parties	(37,002)	(117,015)
Due from affiliate	756,741	(584,608)
Inventories	144,692	56,724
Prepaid expenses and other current assets	61,068	(43,370)
Accounts payable	383,070	(260,154)
Accrued expenses	97,612	(7,041)

Net cash used in operating activities	(314,667)	(1,916,077)

Cash flows from investing activities:
Cash used for acquisition	(1,041,552)	-
Purchase of property and equipment	(49,842)	(46,326)
Proceeds from issuance of common stock	-	1,090,000

Net cash provided by (used in) investing activities	(1,091,394)	1,043,674

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,684,999	1,560,000
Principal payments on long-term debt	(253,594)	(510,300)
Net borrowings (repayments) on lines of credit	(33,103)	(130,310)

Net cash provided by financing activities	1,398,302	919,390

Net increase (decrease) in cash	(7,759)	46,987

Cash at beginning of the period	51,754	4,767

Cash at end of the period	$ 43,995	51,754

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 159,630	122,309

Cash paid for income taxes	$ -	-

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

May 31, 2004 and 2003

(1) Organization and Summary of Significant Accounting Policies

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

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

May 31, 2004 and 2003

(1) Organization and Summary of Significant Accounting Policies (Continued)

(a) Corporate Organization (Continued)

On May 31, 2004 the Company completed the acquisition of 80% of the outstanding stock of Telas Olefines, S.A. de C.V. (Telas), a Mexican corporation previously controlled by the Company's principal stockholders. Telas is located near Mexico City and includes a 25,000 square foot fabric knitting plant. In exchange for the 80% interest acquired, the Company forgave unsecured loans amounting to $1,041,552. The loans had been extended to Telas primarily to construct the physical plant and acquire the related fabric knitting equipment. One of the directors of the Company retained a 20% interest in Telas and functions as the general manager of the manufacturing facility.

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of BP International, Inc., its wholly owned subsidiary Ball Products, Inc. and the accounts of its 80% interest in Telas Olefines, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Inventories

Inventories are stated at the lower of cost or market and consist of raw materials, manufactured and purchased products. Cost is determined by the first-in, first-out method.

(d) Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the respective assets, which range from 5 to 39 years. Expenditures for repairs and maintenance are charged to operations as incurred.

(e) Research and Development Costs

Research and development costs are charged to operations in the year incurred. Total research and development costs charged in 2004 and 2003 amount to approximately $11,000 and $75,000, respectively.

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

May 31, 2004 and 2003

(1) Organization and Summary of Significant Accounting Policies (Continued)

(f) Revenue Recognition

The Company recognizes revenue upon shipment of its product from its warehouse facilities or when services are performed. Revenue is generated primarily from sales of sports field equipment and industrial fabrics. Revenue also includes commissions earned from the sale of lighting equipment sold on consignment.

(g) Advertising Costs

Advertising and sales promotion costs are expensed as incurred and charged to selling, general and administrative costs. Total advertising and sales promotion expense amounted to approximately $80,000 and $70,000 in 2004 and 2003, respectively.

(h) Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(i) Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $1,000,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral.

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies (Continued)

(j) Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25). The Company has adopted the disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period.

(k) Income Taxes

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

(l) Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements continue to require recognition of goodwill as an asset but does not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill is separately tested for impairment using a fair-value-based approach when an event occurs indicating

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies (Continued)

(l) Intangible Assets (Continued)

the potential for impairment. Any required goodwill impairment charges are presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach applies to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year beginning June 1, 2002 and as a result, the Company does not amortize goodwill.

(m) Cash and Cash Equivalents

For purposes of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

(n) Accounting for the Impairment of Long-Lived Assets

The Company follows the guidance under Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS 121 required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS 121 also addressed the accounting for long-lived assets that are expected to be disposed of. Management has determined that there is no impairment of long-lived assets as of May 31, 2004 and 2003.

(o) Hazardous Materials

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

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies (Continued)

(p) New Accounting Pronouncements

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of SFAS Nos. 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pro-nouncements. SFAS No. 44, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No. 44, was rescinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on the Company's financial statements.

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Accounting Policies (Continued)

(p) New Accounting Pronouncements (Continued)

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

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, this Statement amends disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements with fiscal years beginning after December 15, 2002. Adoption of this Statement in December 2002 did not have a significant impact on the financial position or results of operations of the Company.

(2) Goodwill

In connection with the acquisition of Telas Olefines, S.A. de C.V. the consideration given by the Company in exchange for the 80% interest exceeded the estimated fair value of the net assets acquired by approximately $660,000. The excess of the consideration paid over the value of the net assets acquired has been recorded as goodwill. A 20% minority interest in Telas was retained by one of the directors of the Company who is the general manager of Telas.

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(2) Goodwill (Continued)

At each balance sheet date, in accordance with the provisions of SFAS No. 142, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. No impairment loss has been recognized as of May 31, 2004.

The acquisition of Telas was consummated on May 31, 2004 and recorded by the Company using the purchase method of accounting as indicated below.

Purchase price allocation

Consideration (forgiveness of debt)	$ 1,041,552
80% of net assets of Telas	(382,472)

Goodwill	$ 659,080

(3) Inventories

At May 31, 2004 and 2003, inventories consist of the following:

	2004	2003

Raw materials	$ 530,188	621,511
Finished goods	86,310	109,679
Reserve for obsolescence	(60,000)	(30,000)

	$ 556,498	701,190

Shipping and handling costs associated with the Company's inventories amounted to approximately $213,000 and $240,000 in 2004 and 2003 respectively, and is recorded in selling, general and administrative expenses in the accompanying statements of operations.

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(4) Long-Term Debt

At May 31, 2004 and 2003, long-term debt consists of the following:

	2004	2003

Note payable to bank in monthly installments of approximately $720 including interest at 21% maturing in September 2008. Secured by certain equipment.

Short term unsecured notes payable maturing in June and August 2004 when all remaining unpaid interest and principal is due. Interest only is payable during the term of the notes at monthly interest rates of approximately 3% and 6%.

	$ 24,002 150,000	- -

Revolving line of credit subject to maximum borrowings of $2,500,000. Interest only is payable monthly at prime plus 1.75%. Principal is due on or before November 2005. The obligation is secured by accounts receivable and inventory.	678,003	711,106
Mortgage note payable to bank in monthly installments of $7,331 including interest at 7.5%. The obligation matures in November 2012 and is secured by a first mortgage on certain real property.	881,164	900,420
Notes payable to related parties due in total monthly installments of $2,445 including interest at 10% maturing at various dates through July, 2006, unsecured.	37,376	76,650

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(4) Long-Term Debt (Continued)

Convertible notes payable with interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible within the first eighteen months of issue at a rate of 1 share for every $.22 or $.15 of outstanding note value. The first year interest is payable upon issuance of the notes and yearly thereafter in arrears. Principal is due at various dates commencing in May 2007 through May 2008.	1,975,000	650,000
Vehicle loan payable to bank in monthly principal installments of $533 including interest at 8.5% through April 2006. Secured by automotive equipment.	10,898	16,013
Other	7,599	11,551
	3,764,042	2,365,740
Less current installments	(887,001)	(771,366)

	$ 2,877,041	1,594,374

The Company was not in compliance with certain financial covenants associated with the revolving lines of credit as described above as of May 31, 2004 and 2003 Therefore, in accordance with terms of the underlying financial agreement, the entire outstanding principal balance as of May 31, 2004 and 2003 has been classified as a current liability in the accompanying consolidated balance sheets.

The aggregate maturities of long-term debt, including the revolving line of credit, for each of the five years subsequent to May 31, 2004 are as follows:

Year Ending May 31: 2005 2006 2007 2008 2009 Thereafter	$ 887,001 52,474 683,000 1,361,500 31,402 748,665 $ 3,764,042

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(5) Stockholders' Equity

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

The Company is authorized to issue up to 100,000 shares of preferred stock, par value $1.00 per share, the rights, preference and privileges of which may be determined from time to time by the Board of Directors. The Board of Directors is authorized to designate with respect to each series of preferred stock the number of shares in each such series, the dividend rates and dates of payment, voluntary and involuntary liquidation preferences, redemption prices, if any,

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(5) Stockholders' Equity (Continued)

whether of not dividends shall be cumulative, and, if cumulative, the date or dates from which the same shall be cumulative, the sinking fund provisions, if any, and the terms and conditions on which shares can be converted into or exchanged for shares of another class or series, and the voting rights, if any. As of May 31, 2004 and 2003, there were no shares of preferred stock issued and outstanding. Any preferred stock issued will rank prior to the common stock as to dividends and as to distributions in the event of liquidation, dissolution or winding up of the Company. The ability of the Board of Directors to issue preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting powers of holders of common stock. The preferred stock will, if issued, be fully paid and assessable.

(6) Related Party Transactions

The Company has certain long-term interest bearing obligations to related parties that are included in long-term debt in the accompanying balance sheet as more fully described in note 3. During the year ended May 31, 2004 and 2003, the Company incurred total interest expense of approximately $4,000 and $6,000, respectively, associated with these obligations to related parties.

Amounts due from related parties of $219,517 and $256,519 in 2004 and 2003, respectively, represent non-interest bearing unsecured advances (primarily to the principal stockholders) that are due on demand. Amounts due from affiliate in 2003 represent advances to Telas primarily for the acquisition of land, buildings and equipment. These advances are unsecured, non-interest bearing and due on demand.

(7) Income Taxes

During the years ended May 31, 2004 and 2003, the Company experienced net losses of approximately $2,600,000 and $1,289,000, respectively. At May 31, 2004, the Company has net operating loss carryforwards of approximately $3,500,000 which will expire at various dates through 2024. A valuation allowance substantially equal to the tax benefit of the net operating loss carryforward has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(7) Income Taxes (Continued)

Income tax benefit attributable to the loss before provision for income taxes differed from the amount computed by applying the U.S. Federal income tax rate of 34% to loss from operations before income taxes as a result of the following:

	2004	2003

Computed "expected" tax benefit	$ 850,000	440,000
Increase (reduction) in income tax benefit resulting from:
State income taxes, net of Federal income tax benefit	90,000	47,000
Non-deductible expenses	(10,000)	(8,000)
Increase in valuation allowance	(930,000)	(479,000)

	$ -	-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below.

	2004	2003

Deferred tax assets:
Accounts receivable due to allowance for uncollectible accounts	$ 122,000	122,000
Net operating loss carryforwards	1,327,000	396,000

Total gross deferred tax assets	1,449,000	518,000

Valuation allowance	(1,434,000)	(504,000)

	15,000	14,000

Deferred tax liabilities:
Depreciation	(15,000)	(14,000)

Total gross deferred tax liabilities	(15,000)	(14,000)

Net deferred tax assets (liabilities)	$ -	-

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(7) Income Taxes (Continued)

At May 31, 2004 and 2003, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(8) Significant Supplier

For the years ended May 31, 2004 and 2003, the Company purchased approximately 20% of total raw materials from a single supplier. In the event that certain raw material supplies were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company has attempted to mitigate this risk by maintaining a long-term relationship with this supplier while developing new relationships with additional raw material sources.

(9) Loss Per Share of Common Stock

Loss per share of common stock has been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of convertible debt are included in the calculation of diluted earnings per share information.

(10) Going Concern and Management's Plan

The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described herein, the liquidity of the Company has been affected by net losses in 2004 and 2003. In addition, at May 31, 2004, the Company is not in compliance with certain covenants associated with its revolving line of credit agreement. Accordingly, these conditions raise substantial doubt about the combined Company's ability to continue as a going concern.

(Continued)

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

(10) Going Concern and Management's Plan (Continued)

During 2003, management began to more fully develop its industrial fabric operations. As a result the Company incurred additional advertising, personnel and research and development costs associated with this effort. Further, management has employed additional administrative, production and sales staff in anticipation of significantly increased sales volume (particularly with respect to industrial fabrics) in accordance with its business plan. In addition, the Company has completed its acquisition of Telas Olefines S.A. de C.V. as more fully described in notes 1 and 2. It is management's intention to begin producing industrial fabrics during fiscal 2005 at substantially reduced prices at its Mexican subsidiary which will result in significantly improved margins particularly as the Company shifts its focus to the industrial fabric market. In connection with this effort, the Company has restructured its long-term debt obligations and has identified sources of additional equity capital.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Our directors and executive officers and their present positions with us are as follows:

Name	Age	Position with the Company	Director Since
Larry Ball	43	CEO, President	April 2003
Emmett Ball	67	Vice President, Secretary, & CFO	April 2003

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

Summary Compensation Table
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Larry Ball, CEO & President(1)	2004 2003 2002	130,000 130,000 130,000	- - -	- - -	- - -	- - -	- - -
Emmett Ball, Vice President, Secretary & CFO(1)	2004 2003 2002	60,000 60,000 60,000	- - -	- - -	- - -	- - -	- - -

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

The Company, acting through its management and Board of Directors, has the primary responsibility for the financial statements and reporting process, including the systems of internal accounting controls. Management is responsible for the preparation, presentation, and integrity of the Company's financial statements, the financial reporting process, and internal controls. Tschopp, Whitcomb & Orr, P.A., independent auditors engaged by the Company, are responsible for auditing the Company's annual consolidated financial statements in accordance with generally accepted auditing standards and expressing an opinion on the conformity of those audited consolidated financial statements with generally accepted accounting principles in the United States.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2004 by each person known by us to beneficially own more than 5% of the outstanding shares of common stock, or preferred stock.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Larry Ball 510 West Arizona Avenue, DeLand, FL 32720	24,266,300	62.86%
Common Stock	Emmett Ball 510 West Arizona Avenue, DeLand, FL 32720	6,066,576	15.71%
Common Stock	Dean Martin 20462 Chartwell Center Drive, Cornelius, NC 28031	2,931,297, through control of DM Ventures, LLC and LDM Holdings, Inc.	7.6%

(b) Security Ownership of Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2004 by each of our directors and named executive officers, and our directors and named executive officers as a group.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Larry Ball 510 West Arizona Avenue, DeLand, FL 32720	24,266,300	62.867
Common Stock	Emmett Ball 510 West Arizona Avenue, DeLand, FL 32720	6,066,576	15.71%
Common Stock	All Officers and Directors as a Group	30,332,876	78.57%

Item 12. Certain Relationships and Related Transactions.

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

We have made non-interest bearing unsecured advances to related parties, Larry Ball and Emmett Ball, totaling $219,517. These advances have accrued over several years, and are due upon demand.

On June 15, 2003, we issued 118,183 shares of our common stock in connection with a consulting agreement in consideration for services valued at $14,182 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

On August 31, 2003, we issued 130,000 shares of our common stock in connection with a consulting agreement in consideration for services valued at $54,000 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

On November 31, 2003, we issued 88,000 shares of our common stock in connection with a consulting agreement in consideration for services valued at $18,453 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

On February 29, 2004, we issued 80,000 shares of our common stock in connection with a consulting agreement in consideration for services valued at $33,867 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

On May 31, 2004, we issued 75,333 shares of our common stock in connection with a consulting agreement in consideration for services valued at $28,491 to DM Ventures. The shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933. The shares were sold in a limited private offering without advertising or general solicitation to a person with whom we had a pre-existing business relationship.

On May 31, 2004, BP International, Inc. completed the acquisition of 80% of the stock of Telas Olefines, an affiliated Mexico corporation that operates a fabric knitting plant. Telas Olefines the owner of a fabric and material knitting plant located in Mexico at Carretera Estatal Tehuixta-Jojutla De Juarez, No. 3, Morelos C.P. 62915. The plant is a 25,000 square foot facility constructed of concrete block with a metal roof. Knitted fabrics are manufactured at the plant beginning with ray dye pellets. The pellets are fed through an extrusion line to make yarn. The yarn is then run through winders and warpers that feed into five different types of knitting machines. The four major fabric lines manufactured there are fabrics for use in recreational "paintball" competition, tennis windscreen fabric, privacy fencing fabric and BP International's ShadeZone(tm) fabric. The plant is managed by BP International director Wolf D. H. Koch, and has 10 employees. Construction began in the summer of 2001 and operations began in May of 2004. BP International intends to continue the operations of the plant.

In exchange for 80% of the stock of Telas Olefines, BP International forgave $1,041,552 of loans totaling $1,301,941 that BP International made to Telas Olefines. Telas Olefines now remains indebted to BP International in the amount of $260,388. The principle followed in determining the purchase value of Telas Olefines was as follows. The $1,301,941 in loans made by BP International to Telas Olefines were loans made to construct Telas Olefines' physical plant in Mexico and accurately reflects the total construction cost of Telas Olefines' operations. The directors of both companies determined that such construction costs represented the fair value of Telas Olefines.

Telas Olefines is an affiliate of BP International; Telas Olefines' directors and officers are Larry Ball, Emmett Ball, and Wolf D. H. Koch, who also serve as directors of BP International. Furthermore Wolf D. H. Koch is a 20% owner of Telas Olefines.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a. Reports on Form 8-K.

We filed the following current reports on Form 8-K during the fiscal year covered by this report:

On May 31, 2004 we reported the Acquisition or Disposition of Assets, specifically the acquisition of 80% of the stock of Telas Olefines, an affiliated Mexico corporation that operates a fabric knitting plant. .

On July 18, 2003 we reported the change of our legal name from Allergy Immuno Technologies, Inc. to BP International, Inc.

On June 17, 2003 we reported financial statements in connection with our acquisition of Ball Products, Inc.

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
/s/ Larry Ball _______________________________ Larry Ball	BP INTERNATIONAL Director, President and Chairman of the Board	August 30, 2004

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

Signature	Title	Date
/s/ Larry Ball _______________________________ Larry Ball	Director, President and Chairman of the Board	August 30, 2004
/s/ Emmett Ball _______________________________ Emmett Ball	Chief Financial Officer	August 30, 2004

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

Date: August 30, 2004

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

Date: August 30, 2004

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

2. Allergy Acquisition Corporation.

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of BP International, Inc., a Delaware corporation (the 'Company'), on Form 10-KSB for the period ending May 31, 2004 as filed with the Securities and Exchange Commission (the 'Report'), I, Larry Ball, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 30, 2004

/s/ Larry Ball
_____________________
Larry Ball
Chief Executive Officer

* * *

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of BP International, Inc., a Delaware corporation (the 'Company'), on Form 10-KSB for the period ending May 31, 2004 as filed with the Securities and Exchange Commission (the 'Report'), I, Emmett Ball, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 30, 2004

/s/ Emmett Ball
_____________________
Emmett Ball
Chief Financial Officer