Form 10QSB
period 2004-08-31
BP INTERNATIONAL INC
filed 2004-10-20
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED August 31, 2004

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

YES( ) NO (X)

Number of shares of the issuer's common stock, par value $.001, outstanding as of August 31, 2004: 39,590,181 shares.

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

Item 2a. FINANCIAL STATEMENTS

BP INTERNATIONAL, INC.

Consolidated Balance Sheets

Assets

		August 31, 2004
	May 31, 2004	(Unaudited)
Current assets:
Cash and cash equivalents	$ 43,995	61,034
Accounts receivable - trade, less allowance for doubtful
accounts of $274,000 and $273,086	900,820	783,911
Inventories	556,498	490,230
Prepaid expenses and other current assets	33,001	263,241
Due from related parties	219,517	231,390
Due from affiliate	-	-

Total current assets	1,753,831	1,829,806

Property and equipment, at cost, net of accumulated
depreciation and amortization	1,522,163	1,498,592

Other assets:
Deposits	2,071	-
Goodwill	659,080	659,080

Total other assets	661,151	659,080

Total assets	$ 3,937,145	3,987,478

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$ 1,206,152	1,167,582
Accrued expenses	204,201	173,516
Stock purchase agreements	-	266,586
Current installments of long-term debt	887,001	693,284

Total current liabilities	2,297,354	2,300,968

Long-term debt, less current installments	2,877,041	2,873,570

Total liabilities	5,174,395	5,174,538

Minority interest	260,388	256,369

Shareholders' equity (deficit):
Common stock - $.001 par value, authorized 50,100,000 shares;
issued and outstanding 38,604,179 and 39,990,989 shares	38,604	39,991
Additional paid-in capital	2,220,546	2,862,827
Accumulated deficit	(3,756,788)	(4,346,247)

Total shareholders' equity (deficit)	(1,497,638)	(1,443,429)

	$ 3,937,145	$ 3,987,478

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.

Consolidated Statements of Operations

	Three Months Ended
	August 31,
	2004	2003
	(Unaudited)	(Unaudited)

Revenues:
Net sales	$ 1,542,439	1,283,634

Cost and expenses:
Cost of goods sold	1,128,214	1,111,289
Selling, general and administrative	857,131	557,359

	1,985,345	1,668,648

Operating loss	(442,906)	(385,014)

Other expense:
Interest	146,553	58,146
Other	-	4,205

Loss before income taxes	(589,459)	(447,365)

Provision for income taxes	-	-

Net loss	$ (589,459)	(447,365)

Basic loss per share	$ (0.01)	(0.01)

Diluted loss per share	$ (0.01)	(0.01)

Weighted average number of shares outstanding - basic	39,590,181	38,128,914

Weighted average number of shares outstanding - diluted	39,590,181	38,128,914

See accompanying notes to consolidated financial statements

BP INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Three months ended
	August 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (589,459)	(447,365)
Adjustments to reconcile net loss to net cash
provided by (used in)operating activities:
Depreciation and amortization	25,746	17,201
Stock purchase agreement for services	69,300	-
Issues of common stock for compensation	1,600	-
Issues of common stock for services	137,649	22,000
Minority interest in loss of subsidiary	(4,019)
Changes in operating assets and liabilities:
Accounts receivable	116,909	53,291
Inventories	66,268	(92,178)
Prepaid expenses	45,977	(3,483)
Due from related parties and affiliate	(11,873)	(238,270)
Deposits	2,071	-
Accounts payable and accrued expenses	154,233	202,263

Net cash provided by (used in) operating activities	14,402	(486,541)

Cash flows from investing activities:
Purchases of property and equipment	(2,175)	(650)

Net cash used in investing activities	(2,175)	(650)

Cash flows from financing activities:
Proceeds from stock purchase agreements	202,000	-
Proceeds from long-term debt	-	550,000
Payments on long-term debt	(197,188)	(109,316)

Net cash provided by financing activities	4,812	440,684

Increase (decrease) in cash and cash equivalents	17,039	(46,507)

Cash and cash equivalents - beginning of period	43,995	51,754

Cash and cash equivalents - end of period	$ 61,034	5,247

Noncash operating and financing activities:

Common stock issued for prepaid expenses	$ 276,217	-
Common stock issued for accounts payable	$ 223,488	-
Common stock issued for long-term debt	$ 4,714	-

See accompanying notes to consolidated financial statements

BP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

August 31, 2004 and May 31, 2004

(1) Basis of Presentation of Financial Statements

The consolidated financial statements include the financial statements of BP International, Inc., its wholly owned subsidiary Ball Products, Inc. and the accounts of its 80% interest in Telas Olefines, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of August 31, 2004, and results of operations and cash flows for the three month periods ended August 31, 2004 and 2003. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(3) Stock Purchase Agreements

During the three months ended August 31, 2004, the Company entered into stock purchase agreements for the sale of 971,214 shares of its common stock. The shares of stock are to be sold at prices ranging from $.15 to $.22 per share amounting to total sale proceeds of $202,000. The sale of this common stock is contingent upon the Company registering additional shares of its common stock. Additionally, 34,847 shares of the Company's common stock was issued as a partial consulting fee associated with the execution of these agreements.

Also in the current quarter, the Company entered into marketing agreements valued at $69,300 to be paid through the issuance of 199,847 shares of its common stock. The issuance of this common stock is also contingent upon the Company completing a registration of its common stock.

BP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

August 31, 2004 and May 31, 2004

(4) Inventories

At August 31, 2004 and May 31, 2004, inventories consist of the following:

	August 31,	May 31,
	2004	2004

Raw materials	$ 470,398	530,188
Finished goods	79,832	86,310
Reserve for obsolescence	(60,000)	(60,000)

	$ 490,230	556,498

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

Results of Operations

For the Three Months Ended August 31, 2004

Sales. We had total sales of $1,542,439 in the three months ended August 31, 2004 compared to $1,283,634 in the comparable period in 2003, an increase of 20.2%. The increase in sales is attributable to increased sales and growth in our ShadeZone product line.

Cost of Goods Sold. We had cost of goods sold of $1,128,214 in the three months ended August 31, 2004, representing approximately 73.1% of sales, compared to cost of goods sold of $1,111,289 in the comparable period in 2003, which represented 86.57% of sales. The decrease in the proportion of cost of goods sold to sales in the present fiscal period occurred primarily because during the prior period we incurred additional cost due to rectifying deficiencies in the Collier County project. As we have reporting in prior reports, we were contracted to construct outdoor shade structures for the Collier County school playgrounds in South Florida. We provided the manufacturing for the project, and one of our large clients contracted to perform the general contracting and installation. An engineer we hired for the project developed an inadequate design for several parts of the structure. Also, the bid documents upon which we based our design contained directives with respect to wind load for the project that were vaguely defined; as a result, the project did not meet adequate wind load requirements. All parties involved, the County, ourselves, the engineer, and the general contractor, participated in a workout. We have since completed the Collier County Project.

Operating Costs/Selling, General and Administrative. We had selling, general, and administrative costs of $857,131 in the three months ended August 31, 2004, approximately 55.5% of revenues, compared to $557,359 in the comparable period in fiscal 2003, 43.4% of revenues. This represents an increase of $299,772 in selling, general, and administrative expenses, and the increase is due to increased employee health care, and employee benefit costs, increased professional fees, and increased freight charges.

Operating (Loss)/Profit. Operating loss for the three months ended August 31, 2004 was ($442,906) compared to operating loss of ($385,014) in the comparable period in 2003, and increase of 15%. The increase in operating loss, while mitigated by increased sales, is attributable to the increase in our selling, general, and administrative costs as outlined above.

Other Income (Expense). Other income and (expense) for the three months ended August 31, 2004 was ($146,553) compared to ($62,351) in the comparable period in 2003, an increase of 134.4%. The increase is due to increased interest expense.

Net (Loss)/Earnings. We reported a net loss of ($589,459) for the three months ended August 31, 2004 compared to a net loss of ($447,365) for the comparable period in 2003, an increase of $142,094, or 31.8%. The increase in loss, while mitigated by increased sales, is attributable primarily to the factors outlined above that contributed to our increased selling, general, and administrative expense, and increased interest expenses.

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

Item 7. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K. We filed the following reports on Form 8-K during the period of this report:

i. On June 18, 2004, we reported the Acquisition or Disposition of Assets on Form 8-K.

ii. On August 13, 2004, we reported Financial in connection with the Acquisition of assets on Form 8-K/A.

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

Dated: October 20, 2004

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

Date: October 20, 2004

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

Date: October 20, 2004

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-Q for the period ended August 31, 2004, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Larry Ball, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 20, 2004

By /s/ Larry Ball
____________________________
Larry Ball
President & CEO

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-Q for the period ended August 31, 2004, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Emmett Ball, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 20, 2004

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer