Form 10QSB
period 2004-11-30
BP INTERNATIONAL INC
filed 2005-01-14
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED November 30, 2004

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

YES(X) NO ( )

Number of shares of the issuer's common stock, par value $.001, outstanding as of November 30, 2004: 46,720,726 shares.

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

We sell our products to sports facilities, support facilities, municipalities, parks, playgrounds, schools, and recreation centers. We distribute our products through authorized dealers, contractors, or direct delivery. BP International has 58 employees and all are full-time employees.

Our Competition

We face significant competition in several markets in which we operate. Specifically, we face significant competition in the tennis equipment, which is a more mature market. There is moderate competition in the fencing fabrics market, which is a market that is relatively untapped. We do enjoy the advantage of being one of the largest manufacturers in both of those markets. In the shade structure market, which is a quickly developing market, we are a recent entrant, and we are gaining market share, but we are not the largest manufacturer.

Our Sources of Raw Materials

For the years ended May 31, 2004 and 2003, we purchased approximately 20% of total raw materials from a single supplier. In the event that certain raw material supplies were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company has attempted to mitigate this risk by maintaining a long-term relationship with this supplier while developing new relationships with additional raw material sources. Additionally, with the acquisition of Telas Olefines, our Mexican manufacturing facility, we will be transferring a large portion of our raw material purchases to further mitigate risk.

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

Item 2a. FINANCIAL STATEMENTS

BP INTERNATIONAL, INC. Consolidated Balance Sheets

Assets
		November 30, 2004
	May 31, 2004	(Unaudited)
Current assets:
Cash and cash equivalents	$ 43,995	51,822
Accounts receivable - trade, less allowance for doubtful
accounts of $274,000 and $273,086	900,820	508,290
Inventories	556,498	657,453
Prepaid expenses and other current assets	33,001	457,515
Due from related parties	219,517	233,748

Total current assets	1,753,831	1,908,828

Property and equipment, at cost, net of accumulated
depreciation and amortization	1,522,163	1,492,789
Other assets:
Deposits	2,071	-
Goodwill	659,080	659,080

Total other assets	661,151	659,080

Total assets	$ 3,937,145	4,060,697

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$ 1,206,152	1,035,804
Accrued expenses	204,201	163,614
Stock purchase agreements	-	516,586
Current maturities of long-term debt	887,001	680,859

Total current liabilities	2,297,354	2,396,863

Long-term debt, less current maturities	2,877,041	2,230,810

Total liabilities	5,174,395	4,627,673

Minority Interest	260,388	256,575

Stockholders' deficit:
Common stock - $.001 par value, authorized 50,000,000
shares; issued 38,604,179 and 46,720,726 shares	38,604	46,721
Additional paid-in capital	2,220,546	4,128,598
Accumulated deficit	(3,756,788)	(4,998,870)

Total stockholders' deficit	(1,497,638)	(823,551)

	$ 3,937,145	4,060,697
See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.

Consolidated Statements of Operations

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Net sales	$ 2,518,950	2,528,866	976,511	1,245,232

Cost and expenses:
Cost of goods sold	1,878,575	2,291,302	750,361	1,180,013
Selling, general and administrative	1,625,948	1,022,442	768,817	465,083

	3,504,523	3,313,744	1,519,178	1,645,096

Operating loss	(985,573)	(784,878)	(542,667)	(399,864)

Other expense:
Interest	256,509	94,580	109,956	36,434
Other	-	5,280	-	1,075

Loss before income taxes	(1,242,082)	(884,738)	(652,623)	(437,373)

Provision for income taxes	-	-	-	-

Net loss	$ (1,242,082)	(884,738)	(652,623)	(437,373)

Basic loss per share	$ (0.03)	(0.02)	(0.02)	(0.01)

Diluted loss per share	$ (0.03)	(0.02)	(0.02)	(0.01)

Weighted average number of shares
outstanding - basic	40,167,329	38,237,807	41,477,456	38,286,664

Weighted average number of shares
outstanding - diluted	40,167,329	38,237,807	41,477,456	38,286,664

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	November 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (1,242,082)	(884,738)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	34,172	29,770
Stock purchase agreement for services	69,300	-
Issues of common stock for services and expenses	174,721	35,200
Minority interest in loss of subsidiary	(3,813)	-
Changes in operating assets and liabilities:
Accounts receivable	392,530	102,962
Inventories	(100,955)	(52,728)
Prepaid expenses	201,703	(7,039)
Due from related parties and affiliate	(14,231)	(275,068)
Deposits	2,071	-
Accounts payable and accrued expenses	74,582	327,540

Net cash used in operating activities	(412,002)	(724,101)

Cash flows from investing activities:
Purchases of property and equipment	(4,798)	(42,473)

Net cash used in investing activities	(4,798)	(42,473)

Cash flows from financing activities:
Proceeds from stock purchase agreements	452,000	-
Proceeds from long-term debt	200,000	906,410
Payments on long-term debt	(227,373)	(129,711)

Net cash provided by financing activities	424,627	776,699

Increase in cash and cash equivalents	7,827	10,125

Cash and cash equivalents - beginning of period	43,995	51,754

Cash and cash equivalents - end of period	$ 51,822	61,879

Noncash operating and financing activities:

Common stock issued for prepaid expenses	$ 626,217	-
Common stock issued for accounts payable and accrued expenses	$ 223,488	-
Common stock issued for stock purchase agreements	$ 4,714	-
Common stock issued for long-term debt	$ 825,000	-

See accompanying notes to consoldiated financial statements..

BP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

November 30, 2004 and May 31, 2004

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

(2) Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of November 30, 2004, and results of operations and cash flows for the three and six month periods ended November 30, 2004 and 2003. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(3) Common Stock Transactions

During the three months ended November 30, 2004, the Company had four outstanding loans convert to common stock. In these four transactions, the Company issued 5,763,010 shares of Common Stock for the reduction of $825,000 of long-term debt and $46,013 of accrued interest. The conversion price for the stock on these transactions was between $0.15 and $0.22 per share.

The Company also entered into four consulting contracts. Payments for these contracts consisted of 885,000 shares of common stock valued at $350,000.

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Notes to Consolidated Financial Statements

November 30, 2004 and May 31, 2004

(4) Inventories

At November 30, 2004 and May 31, 2004, inventories consist of the following:

	November 30,	May 31,
	2004	2004

Raw materials	$ 609,835	530,188
Finished goods	107,618	86,310
Reserve for obsolescence	(60,000)	(60,000)

	$ 657,453	556,498

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

Results of Operations

For the Six Months Ended November 30, 2004

Sales. We had total sales of $2,518,950 in the six months ended November 30, 2004 compared to $2,528,866 in the comparable period in 2003, a nominal decrease of $9,916 or 0.4%.

Cost of Goods Sold. We had cost of goods sold of $1,878,575 in the six months ended November 30, 2004, representing approximately 74.6% of sales, compared to cost of goods sold of $2,291,302 in the comparable period in 2003, which represented 90.6% of sales. The decrease of $412,727 or 18.0% in the cost of goods sold in the present fiscal period occurred primarily because during the prior period we incurred additional cost due to rectifying deficiencies in the Collier County project. As we have reported in prior filings, we were contracted to construct outdoor shade structures for the Collier County school playgrounds in South Florida. We provided the manufacturing for the project, and one of our large clients contracted to perform the general contracting and installation. An engineer we hired for the project developed an inadequate design for several parts of the structure. Also, the bid documents upon which we based our design contained directives with respect to wind load for the project that were vaguely defined; as a result, the project did not meet adequate wind load requirements. All parties involved, the County, ourselves, the engineer, and the general contractor, participated in a workout. We have since completed the Collier County Project.

Operating Costs/Selling, General and Administrative. We had selling, general, and administrative costs of $1,625,948 in the six months ended November 30, 2004, approximately 64.5% of revenues, compared to $1,022,442 in the comparable period in fiscal 2003, 40.4% of revenues. This represents an increase of $603,506 or 59.0% in selling, general, and administrative expenses, and the increase is due to increased employee health care, and employee benefit costs, increased professional fees, and increased freight charges.

Operating (Loss)/Profit. Operating loss for the six months ended November 30, 2004 was $(985,573) compared to operating loss of $(784,878) in the comparable period in 2003, an increase of $200,695 or 25.6%. The increase in operating loss, though mitigated by our decrease in cost of goods sold, is attributable to the increase in our selling, general, and administrative costs as outlined above.

Other (Income) Expense. Other (income) and expense for the six months ended November 30, 2004 was $256,509 compared to $99,860 in the comparable period in 2003, an increase of $156,649 or 156.9%. The increase is due to increased interest expense.

Net (Loss)/Earnings. We reported a net loss of ($1,242,082) for the six months ended November 30, 2004 compared to a net loss of ($884,738) for the comparable period in 2003, an increase of $357,344, or 40.4%. The increase in loss, while mitigated by our decrease in cost of goods sold, is attributable primarily to the factors outlined above that contributed to our increased selling, general, and administrative expense, and increased interest expenses.

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

We have relied upon capital investment and loans from a principal shareholder DM Ventures, LLC, and its affiliate, LDM Holdings. We cannot guarantee that either DM Ventures or LDM Holdings will continue to provide capital and loans to maintain our liquidity. However, during the first two quarters of fiscal year 2005, we have been in negotiations with Laurus Master Funds in order to restructure our debt, credit line and further establish equity based borrowing capabilities. This negotiation is nearing completion as of November 30, 2004.

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

Item 4. LEGAL PROCEEDINGS

We filed a malpractice and negligence claim against American Civil Engineering Co. and John Herbert, the original designing engineer of the Collier County shade structure project.

A brief history of the Collier County shade structure project is as follows: We were contracted to construct outdoor shade structures for the Collier County school playgrounds in South Florida. We provided the manufacturing for the project, and one of our large clients contracted to perform the general contracting and installation. The engineer we hired for the project (American Civil Engineering Co. and John Herbert) developed an inadequate design for several parts of the structure. Also, the bid documents upon which we based our design contained directives with respect to wind load for the project that were vaguely defined; as a result, the project did not meet adequate wind load requirements. The shade structure at Collier County eventually failed, requiring us to make substantial expenditures to correct the project.

The initial meetings with the parties to our litigation against the engineers of the project indicate that an out of court settlement is likely, but the amount we would receive is uncertain.

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

i. We made no reports on Form 8-K during the reporting period.

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

Dated: January 12, 2005

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

Date: January 12, 2005

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

Date: January 12, 2005

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-Q for the period ended November 30, 2004, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Larry Ball, the Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 12, 2005

By /s/ Larry Ball
____________________________
Larry Ball
President & CEO

=========================================================================

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-Q for the period ended November 30, 2004, as filed with the Securities Exchange Commission on date hereof (the "Report"), I, Emmett Ball, the Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 12, 2005

By: /s/ Emmett Ball
____________________________
Emmett Ball
Chief Financial Officer