Form 10QSB
period 2005-02-28
BP INTERNATIONAL INC
filed 2005-04-19
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED February 28, 2005

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

YES ☒ NO ☐

Number of shares of the issuer's common stock, par value $.001, outstanding as of April 14, 2005: 48,634,144 shares.

Item 1. FINANCIAL STATEMENTS

BP INTERNATIONAL, INC.

Consolidated Balance Sheets

Assets
		February 28, 2005
	May 31, 2004	(Unaudited)
Current assets:
Cash and cash equivalents	$43,995	230,443
Accounts receivable - trade, less allowance for doubtful
accounts of $274,000 and $272,059	900,820	744,921
Inventories	556,498	913,394
Prepaid expenses and other current assets	33,001	565,002
Due from related parties	219,517	250,198

Total current assets	1,753,831	2,703,958

Property and equipment, at cost, net of accumulated
depreciation and amortization	1,522,163	1,504,842
Other assets:
Deposits	2,071	-
Goodwill	659,080	659,080

Total other assets	661,151	659,080

Total assets	$3,937,145	4,867,880

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$1,206,152	754,780
Accrued expenses	204,201	192,645
Stock purchase agreements	-	516,586
Current maturities of long-term debt	887,001	52,617

Total current liabilities	2,297,354	1,516,628

Long-term debt, less current maturities	2,877,041	3,980,731

Total liabilities	5,174,395	5,497,359

Minority Interest	260,388	231,572

Stockholders' deficit:
Common stock - $.001 par value, authorized 100,100,000
shares; issued 38,604,179 and 48,634,144 shares	38,604	48,634
Additional paid-in capital	2,220,546	4,566,796
Accumulated deficit	(3,756,788)	(5,476,481)

Total stockholders' deficit	(1,497,638)	(861,051)

	$3,937,145	4,867,880
See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.

Consolidated Statements of Operations

	Nine Months Ended		Three Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Net sales	$4,287,907	3,692,135	1,768,957	1,165,668

Cost and expenses:
Cost of goods sold	2,981,290	3,440,291	1,102,715	1,152,681
Selling, general and administrative	2,690,207	1,543,796	1,064,259	516,074

	5,671,497	4,984,087	2,166,974	1,668,755

Operating loss	(1,383,590)	(1,291,952)	(398,017)	(503,087)

Other expense:
Interest	336,103	913,403	79,594	818,823
Other	-	155	-	1,138
	336,103	913,558	79,594	819,961

Loss before income taxes	(1,719,693)	(2,205,510)	(477,611)	(1,323,048)

Provision for income taxes	-	-	-	-

Net loss	$(1,719,693)	(2,205,510)	(477,611)	(1,323,048)

Basic loss per share	$(0.04)	(0.06)	(0.01)	(0.03)

Diluted loss per share	$(0.04)	(0.06)	(0.01)	(0.03)

Weighted average number of shares
outstanding - basic	43,244,041	38,379,957	47,525,202	38,492,179

Weighted average number of shares
outstanding - diluted	43,244,041	38,379,957	47,525,202	38,492,179

See accompanying notes to consolidated financial statements.

BP INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	February 28,	February 29,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,719,693)	(2,205,510)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,286	56,244
Amortization of discount on convertible debt	-	681,333
Stock purchase agreement for services	69,300	120,502
Issues of common stock for services and expenses	305,888	-
Minority interest in loss of subsidiary	(28,816)	-
Changes in operating assets and liabilities:
Accounts receivable	155,899	(4,639)
Inventories	(356,896)	(47,234)
Prepaid expenses	129,751	60,149
Due from related parties and affiliate	(66,216)	(254,164)
Deposits	2,071	-
Accounts payable and accrued expenses	(168,467)	585,970

Net cash used in operating activities	(1,625,893)	(1,007,349)

Cash flows from investing activities:
Purchases of property and equipment	(33,965)	(52,342)

Net cash used in investing activities	(33,965)	(52,342)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	1,130,000
Proceeds from stock purchase agreements	452,000	-
Proceeds from long-term debt	2,312,652	112,309
Payments on long-term debt	(918,346)	(234,269)

Net cash provided by financing activities	1,846,306	1,008,040

Increase (decrease) in cash and cash equivalents	186,448	(51,651)

Cash and cash equivalents - beginning of period	43,995	51,754

Cash and cash equivalents - end of period	$230,443	103

Noncash operating and financing activities:

Common stock issued for prepaid expenses	$626,217	-
Common stock issued for accounts payable and accrued expenses	$294,461	-
Common stock issued for stock purchase agreements	$4,714	-
Common stock issued for long-term debt	$1,125,000	-

See accompanying notes to consolidated financial statements..

BP INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

February 28, 2005 and May 31, 2004

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

(2)	Presentation of Unaudited Financial Statements

The unaudited financial statements have been prepared in accordance with rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of February 28, 2005, and results of operations and cash flows for the three and nine month periods ended February 28, 2005 and February 29, 2004. The results of operations are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole.

(3)	Common Stock Transactions

During the three months ended February 28, 2005, the Company issued 1,663,418 shares of its common stock in satisfaction of convertible debt and related interest of $315,111.

Also in the current period, the Company issued 250,000 shares of its common stock valued at $125,000 as consideration for services performed by two unrelated parties.

(4)	Inventories

At February 28, 2005 and May 31, 2004, inventories consist of the following:

	February 28,	May 31,
	2005	2004

Raw materials	$837,119	530,188
Finished goods	136,275	86,310
Reserve for obsolescence	(60,000)	(60,000)

	$913,394	556,498

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

•
Tennis and Tennis Court Equipment, such as windscreens and accessories, tennis nets, net posts, benches, court cabanas, court accessories, divider netting, backdrop curtains, protective padding, customized logos, volleyball equipment, basketball equipment and tennis court lighting.

•	Athletics Equipment, such as turf protectors, field covers, windscreens, artificial turf mats, safety rails and batting cages and frames.

•	Fencing Fabrics, such as privacy screens, decorative screens, kennel covers, horticultural fabrics, silt fencing, safety fencing and temporary fencing.

•
Netting, made with knotted and knotless nylon, knotted and knotless polyethylene, for sports activities such as baseball, soccer, golf, volleyball, tennis, hockey, lacrosse, football and for bird and scaffold netting.

•	Shade Structures, Canopies and Cabanas under the trade name 'ShadeZone®'.

Our ShadeZone® shade structures are available as standard installations in common shapes, or as fully customized products tailored to a customer's individual needs. ShadeZone® products are manufactured of knitted high-density polyethylene fabric and are UV stabilized and designed to provide maximum sun protection. Knitted with a lock stitch construction and composed of monofilament and tape yarns, the fabric is designed for strength and durability. With a weight of 14 oz. per square yard the ShadeZone® fabric is extremely durable.

We sell our products to sports facilities, support facilities, municipalities, parks, playgrounds, schools and recreation centers. We distribute our products through authorized dealers, contractors, or direct delivery. BP International has 58 employees and all are full-time employees.

Our Competition

We face significant competition in several markets in which we operate. Specifically, we face significant competition in the tennis market, which is a more mature market than any of our other divisions. There is moderate competition in the fencing fabrics market, which is a market that is relatively untapped. We do enjoy the advantage of being one of the largest manufacturers in both of those markets. In the shade structure market, which is a quickly developing market, we are a recent entrant and we are gaining market share. We are not, however, the largest manufacturer.

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

Our Dependence on Individual Customers

We do not depend on any single customer or on any small number of customers. The loss of any individual customer would not have a materially adverse impact on our performance.

Trademarks

We have secured US federal trademarks for the following trade names:

•	ShadeZone®

•	DuraScreen®

•	DuraShade®

•	PrivaScreen®

We have no patents, labor agreements, license arrangements, franchise arrangements, royalty agreements or concession arrangements.

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

The Historical Development of Our Business

Our wholly owned subsidiary, Ball Products, Inc., conducts our manufacturing operations. Ball Products, Inc. is a Florida corporation, founded in 1987 by Larry Ball and Emmett Ball, who are our current directors and officers. Ball Products, Inc. became part of BP International in April of 2003 when BP International (then we were called Allergy Immuno Technologies, Inc.) acquired Ball Products, Inc.

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

Results of Operations

For the Nine Months Ended February 28, 2005

Sales. We had total sales of $4,287,907 in the nine months ended February 28, 2005 compared to $3,692,135 in the comparable period in 2004, an increase of $595,772 or 16.1%. The increase is attributed to our ability to purchase more materials from our suppliers which increased production and sales while reducing our backlog of orders. This came as a result of an influx of capital from a transaction closed in December 2004 with Laurus Master Funds. We are also gaining ground in the fabric architecture shade market and seeing a solid base forming in ShadeZone® sales.

Cost of Goods Sold. We had cost of goods sold of $2,981,290 in the nine months ended February 28, 2005, representing approximately 69.5% of sales, compared to cost of goods sold of $3,440,291 in the comparable period in 2004, which represented 93.2% of sales. The decrease of $459,001 or 13.3% in the cost of goods sold in the present fiscal period occurred primarily because during the prior period we incurred additional cost due to rectifying deficiencies in the Collier County project. As we have reported in prior filings, we were contracted to construct outdoor shade structures for the Collier County school playgrounds in South Florida. We provided the manufacturing for the project and one of our large clients contracted to perform the general contracting and installation. An engineer we hired for the project developed an inadequate design for several parts of the structure. Also, the bid documents upon which we based our design contained directives with respect to wind load for the project that were vaguely defined; as a result, the project did not meet adequate wind load requirements. All parties involved, the County, us, the engineer and the general contractor, participated in a workout. We have since completed the Collier County Project.

Operating Costs/Selling, General and Administrative. We had selling, general and administrative costs of $2,690,207 in the nine months ended February 28, 2005, approximately 62.7% of revenues, compared to $1,543,796 in the comparable period in fiscal 2004, 41.8% of revenues. This represents an increase of $1,146,411 or 74.3% in selling, general and administrative expenses. The increase is due to a concentrated effort to market our stock and build a foundation of good communication with our investor group. Of this increase, $987,827 was related to non-recurring expenses that are neither direct nor indirect costs associated with the manufacturing operations. Also, $691,512 of that amount was non cash related transactions.

Operating (Loss)/Profit. Operating loss for the nine months ended February 28, 2005 was $(1,383,590) compared to operating loss of $(1,291,952) in the comparable period in 2004, an increase of $91,638 or 7.1%. The increase in operating loss, though mitigated by our decrease in cost of goods sold, is attributable to the increase in our selling, general, and administrative costs as outlined above.

Other (Income) Expense. Other (income) and expense for the nine months ended February 28, 2005 was $336,103 compared to $913,558 in the comparable period in 2004, a decrease of $577,455 or 63.2%. The decrease is due to decreased interest expense.

Net (Loss)/Earnings. We reported a net loss of $(1,719,693) for the nine months ended February 28, 2005 compared to a net loss of $(2,205,510) for the comparable period in 2004, a decrease of $485,817, or 22.0%. The decrease in loss is attributable primarily to the decrease in cost of goods sold and decreased interest expenses.

For the Three Months Ended February 28, 2005

Sales. We had total sales of $1,768,957 in the three months ended February 28, 2005 compared to $1,165,668 in the comparable period in 2004, an increase of $603,289 or 51.8%. The increase is attributed to our ability to purchase more materials from our suppliers that increased production and sales while reducing our backlog of orders.

Cost of Goods Sold. We had cost of goods sold of $1,102,715 in the three months ended February 28, 2005, representing approximately 62.3% of sales, compared to cost of goods sold of $1,152,681 in the comparable period in 2004, which represented 98.9% of sales. The decrease of $49,966 or 4.3% in the cost of goods sold in the present fiscal period occurred primarily because during the prior period we incurred additional cost due to rectifying deficiencies in the Collier County project.

Operating Costs/Selling, General and Administrative. We had selling, general and administrative costs of $1,064,259 in the three months ended February 28, 2005, approximately 60.2% of revenues, compared to $516,074 in the comparable period in fiscal 2004, 44.3% of revenues. This represents an increase of $548,185 or 106.2% in selling, general and administrative expenses. The increase is due to a concentrated effort to market our stock and build a foundation of good communication with our investor group.

Operating (Loss)/Profit. Operating loss for the three months ended February 28, 2005 was $(398,017) compared to operating loss of $(503,087) in the comparable period in 2004, a decrease of $105,070 or 20.9%. The decrease in operating loss is attributable to our increase in sales and our decrease in cost of goods sold as outlined above.

Other (Income) Expense. Other (income) and expense for the three months ended February 28, 2005 was $79,594 compared to $819,961 in the comparable period in 2004, a decrease of $740,367 or 90.3%. The decrease is due to decreased interest expense.

Net (Loss)/Earnings. We reported a net loss of $(477,611) for the three months ended February 28, 2005 compared to a net loss of $(1,323,048) for the comparable period in 2004, a decrease of $845,437, or 63.9%. The decrease in loss is attributable primarily to the decrease in cost of goods sold and decreased interest expenses.

Liquidity and Capital Resources

Our principal source of working capital is income from operations, borrowings under our revolving credit facilities, and capital investment. We have experienced losses in the last two years and have relied upon borrowings under our revolving credit facilities and capital investment to maintain liquidity and continue operations.

Cash flow from Operating Activities for the nine months ended February 28, 2005 was $(1,625,893), which was largely due to the net loss. Cash flow from Investing Activities was $(33,965) which was the result of the purchase of property and equipment. Cash flow from Financing Activities was $1,846,306 and was mainly the result of the Laurus transaction as described below.

On December 2, 2004, BP International, Inc. (the “Company”) completed a financing transaction with Laurus Master Fund, Ltd, a Cayman Islands corporation (“Laurus”), pursuant to which the Company issued a Secured Convertible Minimum Borrowing Note (the “Note”) in the aggregate principal amount of $1.0 million and a Secured Revolving Note (the “Revolving Note”) in the amount of $3.0 million. The Company issued a warrant (the “Warrant”) to purchase an aggregate of 2,000,000 shares of common stock of the Company. The transaction was completed in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. This revolving credit line is secured by certain eligible receivables. We can borrow up to 90% of our eligible receivables. The eligible receivables are recalculated monthly, and audited quarterly. Presently, we have borrowed the maximum available under the credit line.

On January 10, 2005, the Company filed a registration statement registering among other shares, 2,000,000 shares under the Common Stock Purchase Warrant and 1, 136, 364 under the Secured Convertible Minimum Borrowing Note. The registration statement was declared effective by the Securities and Exchange Commission, however, Laurus has not yet converted the Secured Convertible Minimum Borrowing Note into any shares of common stock and has not exercised any warrants.

We have relied upon capital investment and loans from a principal shareholder, DM Ventures, LLC, and its affiliate, LDM Holdings. We cannot guarantee that either DM Ventures or LDM Holdings will continue to provide capital and loans to maintain our liquidity. However, during the third quarter of fiscal year 2005, we closed a financing transaction with Laurus Master Funds in order to restructure our debt, credit line and further establish equity based borrowing capabilities. This negotiation was completed on December 2, 2004.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to report.

Item 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s third fiscal quarter ended February 28, 2005, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

This proceeding was settled out of court for an amount of $70,000. American Civil Engineering has paid a $35,000 initial payment to Ball Products, Inc. in the third quarter and will pay the balance over the next twelve months.

Item 5. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended February 28, 2005, the Company issued 1,663,418 shares of its common stock in satisfaction of convertible debt and related interest of $315,111.

Also in the current period, the Company issued 250,000 shares of its common stock valued at $125,000 as consideration for services performed by two unrelated parties.

Item 6. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 22, 2005, BP International, Inc. was verbally informed by Tschopp, Whitcomb & Orr (the "Auditor") that such firm was resigning as the Company's Auditor. The Company has retained an independent accounting consulting firm, James Moore & Co., to assist in locating new auditors for the May 31, 2005 audit period. This will not affect the current reporting period as the current Auditor will not formally resign by written letter until after completing the review the third quarter financials and filings.

During the reporting period, the Company did not have any disagreements with the Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this filing.

Item 7. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this reporting period, our annual stockholder meeting was held. Notifications and proxy votes were mailed according to guidelines. The meeting was held on January 12, 2005. The following items were submitted for shareholder vote and all items passed:

1a.	PROPOSAL TO APPROVE THE ELECTION OF LARRY BALL AS DIRECTOR
1b.	PROPOSAL TO APPROVE THE ELECTION OF EMMETT BALL AS DIRECTOR
2.	PROPOSAL TO GRANT THE BOARD OF DIRECTORS THE AUTHORITY TO AMEND THE ARTICLES OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES TO 100,100,000 SHARES OF STOCK.
3.	PROPOSAL TO RATIFY THE COMPANY'S 2004 STOCK INCENTIVE PLAN.
4.	PROPOSAL TO RATIFY THE APPOINTMENT OF TSCHOPP, WHITCOMB & ORR, P.A. AS THE INDEPENDENT ACCOUNTANTS OF THE COMPANY FOR THE UPCOMING YEAR.

Item 8. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K. We filed the following reports on Form 8-K during the period of this report:

i.	On December 2, 2004, we reported on form 8-K the financial transaction entered into with Laurus Master Funds.

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

Dated: April 19, 2005

BP International, Inc.

Registrant

By /s/ Larry Ball
Larry Ball
President & CEO