Form 10KSB
period 2005-05-31
BP INTERNATIONAL INC
filed 2005-09-14
CIK 1082737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,570,089 based on the average bid and asked prices of the common stock as of September 1, 2005.

As of May 31, 2005, 50,539,144 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

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

Our Sources of Raw Materials

For the years ended May 31, 2005 and 2004, we purchased approximately 18% and 20% respectively, of total raw materials from a single supplier. In the event that certain raw material supplies were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company has attempted to mitigate this risk by maintaining a long-term relationship with this supplier while developing new relationships with additional raw material sources.

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

Research and Development

We estimate that we have spent approximately $645 on research and development in the year ended May 31, 2005.

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

Termination of Our Former Operations and the Sale of Our Assets to Biomerica

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

Biomerica's Sale of its Interest in Allergy

Following the execution of the General Assignment Agreement, Allergy was left without business operations and became a blank check company. Biomerica thereafter sought to sell substantially all of its ownership in Allergy to a group that would commence new operations for Allergy or would merge Allergy with a company with operations. Biomerica's attorney learned of Allergy's plans in March 2002 through his representation of Biomerica. The Attorney was contacted in April by representatives of Omnics International Corporation inquiring if the Attorney knew of a blank check company either available for sale or available for merger with an operating company. At the time of Omnics International's inquiry to Biomerica, through its attorney, Omnics International manufactured an omni-directional wheel that has application to wheelchairs, robotics, forklifts, and any other device requiring or benefiting from increased mobility. Omnics International was seeking to purchase a publicly trading blank check company for the purpose of merging Omnics International's operations with the publicly trading blank check company. The company resulting from this planned consolidation would ideally be publicly traded, would contain Omnics' business operations, and would eventually bear the name 'Omnics'. Biomerica's attorney then made the introduction between Omnics and Biomerica/Allergy in a conference call in April of 2002. Direct negotiations between Allergy and Omnics followed. LDM Holdings was formed by Omnics International's principals during negotiations with Allergy for the specific purpose of purchasing the controlling interest in Allergy. Omnics International's attorney advised the formation of a separate company, LDM Holdings, to purchase the Allergy shares for two reasons: one, Omnics International had debt that could not be determined immediately but was likely substantial, and two, Omnics International's board could not determine promptly whether Omnics International was in good standing in its state of incorporation. Thus, Omnics International's counsel advised that a new corporation affiliated with Omnics International be formed to purchase the Allergy shares; this component of Omnics International's and LDM Holding's plan called for Omnics International to transfer its omni-directional wheel technology and related assets to LDM Holdings once Omnics International's debt and corporate status were resolved. Thereafter, LDM Holdings would either merge with Allergy, or would transfer the omni-directional wheel technology and related assets to Allergy. Biomerica's and LDM Holdings' negotiations continued. Biomerica and LDM Holdings reached final terms as follows: On May 30, 2002, Biomerica, Inc., sold the following property to LDM Holdings:

  13,350,000 shares of its stock. The shares represented 74.25% of the outstanding voting shares of Allergy on the day of the sale.
  The promissory note for $225,282. The effect of the sale of the note is that Allergy no longer owes $225,282 to Biomerica, but now owes it to LDM Holdings.

In return, LDM Holdings paid Biomerica $212,500 in cash. At the conclusion of this transaction LDM Holdings became the majority shareholder of Allergy.

Item 2. Properties

We operate in a 46,766 square foot manufacturing facility located on 2.12 acres in Deland, Florida. 4,301 feet of the facility is office space. The building is a one-story high bay, pre-engineered steel warehouse constructed in 1973 and is in good condition. The building is 50 miles northeast of Orlando and 90 miles south of Jacksonville, and is convenient to all portions of the state via major highways. The current appraised value of the building is $1,300,000 (appraisal date is May 31, 2002). The building has a $910,000 mortgage note held by First Commercial. The note is amortized over a twenty-year period ending on November 20, 2022 but has a maturity date of November 20, 2012 at which time the lender can accept a balloon payment or extend the loan for the remaining ten years. The estimated remaining economic life for the building is currently in excess of 25 years.

On May 31, 2004, BP International, Inc. acquired 80% of the stock of Telas Olefines for forgiveness of $1,041,000 of debt, an affiliated Mexico corporation that operates a fabric knitting plant. Telas Olefines is the owner of a fabric and material knitting plant located in Mexico at Carretera Estatal Tehuixta-Jojutla De Juarez, No. 3, Morelos C.P. 62915. The plant is a 25,000 square foot facility constructed of concrete block with a metal roof. Knitted fabrics are manufactured at the plant beginning with ray dye pellets. The pellets are fed through an extrusion line to make yarn. The yarn is then run through winders and warpers that feed into five different types of knitting machines. The four major fabric lines manufactured there are fabrics for use in recreational "paintball" competition, tennis windscreen fabric, privacy fencing fabric and BP International's ShadeZone(tm) fabric. The plant is managed by BP International director Wolf D. H. Koch, and has 10 employees. Construction began in the summer of 2001 and operations began in May of 2004. BP International intends to continue the operations of the plant.

On May 31, 2005, BP International, Inc. acquired the remaining 20% stock interest of Telas Olefines for forgiveness of debt of $260,388.

Item 3. Legal Proceedings

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

This proceeding was settled out of court for an amount of $70,000. American Civil Engineering has paid a $35,000 initial payment to Ball Products, Inc. in the third quarter of fiscal 2005 and will pay the balance over the next twelve months.

Item 4. Submission of Matters to a Vote of Security Holders

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Equity and Related Stockholder Matters

Our common stock is listed in the Over the Counter Bulletin Board under the symbol 'BPIL'. We have issued no other classes of stock.

As of May 31, 2005, we had 50,539,144 shares of common stock outstanding held by approximately 320 stockholders of record. We have an outstanding warrant with Laurus Master Funds. Laurus holds warrants for 2,000,000 shares of our common stock that will expire on December 2, 2011. The warrants are exercisable immediately, and the exercise price for the first 1,000,000 shares is $0.66 and is $0.71 thereafter for any remaining shares.

The following table sets forth the range of high and low bid prices of our common stock for the fiscal quarters of 2004 and 2005. The quotations represent prices between dealers in securities, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.
	1st Qtr. 06/01 to 08/30		2nd Qtr. 09/01 to 11/30		3rd Qtr. 12/01 to 02/28		4th Qtr. 03/01 to 05/31
	High	Low	High	Low	High	Low	High	Low
2004	1.05	.07	.43	.17	.70	.34	.55	.40
2005	.50	.26	.67	.36	.56	.23	.38	.22

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

We issued the following unregistered securities during the three-year period ended May 31, 2005:

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

During the fiscal quarter ended August 31, 2004, we issued 164,847 shares of our common stock to DM Ventures in connection with consulting services in the amount of $29,200. We also issued 125,000 shares of common stock to Warrior Capital for Capital Market Advisory services in the amount of $56,250. All shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933.

During the fiscal quarter ended November 30, 2004, we issued 5,763,010 shares of our common stock in satisfaction of convertible debt and related interest of $896,486. These agreements were with DM Ventures and their related parties. These convertible notes payable bear interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible within the first eighteen months of issue at a rate of 1 share for every $.22 or $.15 of outstanding note value. The first year interest is payable upon issuance of the notes and yearly thereafter in arrears. Principal is due at various dates commencing in May 2007 through May 2008. DM Ventures also received 49,697 shares of common stock in connection with consulting services in the amount of $10,000. We also issued 100,000 shares of common stock to CEOCast per agreement for services valued at $60,000. All shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933.

During the fiscal quarter ended February 28, 2005, we issued 1,663,418 shares of our common stock in satisfaction of convertible debt and related interest of $315,111. These agreements were with DM Ventures and their related parties. These convertible notes payable bear interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible within the first eighteen months of issue at a rate of 1 share for every $.22 or $.15 of outstanding note value. The first year interest is payable upon issuance of the notes and yearly thereafter in arrears. Principal is due at various dates commencing in May 2007 through May 2008. We also issued 125,000 shares of common stock to Ramel Shorte & Associates and 125,000 shares of common stock to Gold Capital Group, Inc. for consulting services connected with the Laurus financial transaction. All shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933.

During the fiscal quarter ended May 31, 2005, we issued no unregistered shares of common stock.

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

Results of Operations

Fiscal Years Ended May 31, 2005 and May 31, 2004

Sales. Total sales were $6,358,079 in fiscal 2005 compared to $5,320,966 in fiscal 2004, an increase of 19.5%. The increase in sales is attributable to the maturing of our ShadeZone(R) division. Other divisions experienced growth as well due to a more concentrated effort in deploying our sales force as a mobile unit.

Cost of Goods Sold. Cost of goods sold was $4,873,919 in fiscal 2005, representing approximately 76.7% of sales, compared to cost of goods sold of $4,612,279 in fiscal 2004, which represented 86.7% of sales for fiscal 2004. The decrease in cost of goods sold as a percentage of sales in 2005 is attributable to the reduction in warranty and rework costs applied in rectifying the deficiencies in the Collier County Project. This project was completed in 2004 and no costs carried over into 2005.

Operating Costs. Operating costs were $3,041,907 in fiscal 2005, 47.8% of revenues, compared to $2,125,848 in fiscal 2004, 40.0% of revenues. This increase of 43.1% is mainly due to costs of marketing the company's stock and costs of securing financial instruments. Due to the rising costs of fuel, freight and gas expenses rose by 101.5% and 115.2% respectively. We also incurred significant operational costs from Telas Olefines as it was placed into full production.

Goodwill Impairment. At each balance sheet date, in accordance with the provisions of SFAS No. 142, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. During 2005, the Company determined that the carrying amount of Telas exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $398,692 was recognized in Telas.

Operating (Loss)/Profit. Operating loss for fiscal 2005 was $(1,956,439) compared to operating loss of $(1,417,161) in fiscal 2004, an increase of 38.1%. The increase in operating loss is attributable to the increase in our operating costs as described above.

Other Income (Expense). Other income and (expense) was $(791,720) in fiscal 2005 compared to $(1,184,956) in fiscal 2004. In fiscal year 2004, non-cash interest on beneficial conversions of debt was booked in the amount of $904,824. In fiscal year 2005, non-cash interest on beneficial conversions of debt was booked in the amount of $311,818.

Net (Loss)/Earnings. We reported a net loss of $(2,748,159) for fiscal 2005 compared to a net loss of $(2,602,117) for fiscal 2004. The increase in loss is attributable primarily to the factors outlined above that contributed to our increased operating costs.

Liquidity and Capital Resources

As of May 31, 2005, we had cash of $376,682 compared to $43,995 for the previous year. Our principal source of working capital is income from operations, borrowings under our revolving credit facilities, capital investment, and short-term loans from a company affiliate.

We have experienced losses in the last two years and have relied upon borrowings under our revolving credit facilities and capital investment to maintain liquidity and continue operations. Our auditors have raised substantial doubt about our ability to continue as a going concern.

We have a revolving credit line that is secured by certain eligible receivables. We can borrow up to 90% of our eligible receivables. The eligible receivables are recalculated monthly, and audited quarterly. Presently, we have borrowed the maximum available under the credit line and have been over advanced by $1,379,000. The over advance on the line must be brought back into the formula supported by 90% of eligible receivables by November 30, 2005 or an over advance penalty of 1% per month of the over advanced amount will be charged. Funding will also cease until the receivable formula is achieved.

During 2005, we began to more fully realize revenue in our industrial fabric operations. Accordingly, we feel that this increase in activity in the ShadeZone division has positioned us to experience increased sales volume of more profitable industrial fabrics.

We are, however, aware that we experienced a cash burn rate of approximately $122,000 monthly in 2005. In 2006, we have cut budgets in advertising and sales expense. We have made adjustments to personnel in our production area as well as in the administrative area. These adjustments come in the way of positional layoffs and salary cuts. We have identified the slower payment cycle for our ShadeZone division and have begun to structure our contracts to allow for prepayments and deposits on these projects to improve cash flow. We have changed inefficient processes and added other processes that help to accurately access our financial position in a more real time environment. This allows management to react faster on a day-to-day basis to help control costs.

We have relied upon capital investment and loans from a principal shareholder, DM Ventures, LLC, and its affiliate LDM Holdings and from Laurus Master Funds. DM Ventures and related parties purchased 2,561,743 shares of common stock for $430,000. We continue to search for additional capital contributions as well as better strategic asset based financing. We cannot guarantee that we can maintain our liquidity with only these two facilities. If we cannot secure additional capital investment or loans in the upcoming year, our operations will be materially affected.

We contemplate that increased sales, anticipated additional capital contributions, and careful budget management will significantly improve operations and cash flow in 2006 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to report.

Item 7. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

MAY 31, 2005 AND 2004

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

Table of Contents

Reports of Independent Registered Public Accounting Firms 1 - 2

Consolidated Financial Statements:

Consolidated Balance Sheets 3

Consolidated Statements of Operations 4

Consolidated Statements of Stockholders' Deficit 5

Consolidated Statements of Cash Flows 6

Notes to Consolidated Financial Statements 7-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
BP International, Inc.
(formerly Allergy Immuno Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.) as of May 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit procedures provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.) and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has experienced net losses of approximately $2,700,000 and $2,600,000 for the two years ended May 31, 2005 and 2004, respectively. At May 31, 2005, the Company has an accumulated deficit of approximately $6,500,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

August 19, 2005

Boca Raton, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
BP International, Inc.
(formerly Allergy Immuno Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.) as of May 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit procedures provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.) as of May 31, 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TSCHOPP, WHITCOMB & ORR, P.A.
 August 19, 2004
Maitland, Florida

BP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2005 AND 2004

	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$ 376,682	$ 43,995
Accounts receivable, net of allowance for doubtful accounts
of $95,000 and $274,000, respectively	893,367	900,820
Other receivables	48,129	-
Inventories, net	822,922	556,498
Prepaid expenses and other current assets	104,976	33,001
Total current assets	2,246,076	1,534,314

Plant and equipment, net of accumulated depreciation
of $635,094 and $558,099	1,559,217	1,522,163

Other assets
Debt issuance costs, net of accumulated amortization of
$47,083 and $0, respectively	235,417	-
Settlement receivable	35,000	-
Deposits	-	2,071
Goodwill	-	659,080
Total other assets	270,417	661,151

Total Assets	$ 4,075,710	$ 3,717,628

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current portion of long-term debt, net of
$559,901 in unamortized discount	$ 1,898,183	$ 887,001
Accounts payable	972,609	1,206,152
Accrued expenses	193,451	204,201
Total current liabilities	3,064,243	2,297,354

Long-term liabilities
Long-term debt, less current portion	1,916,116	2,877,041

Minority interest	-	260,388

Commitments and contingencies (Note 11)

Stockholders' deficit
Preferred stock (Note 6)	-	-
Common stock (Note 6)	50,539	38,604
Additional paid-in capital	5,366,840	2,001,029
Stock subscription payable	182,919	-
Accumulated deficit	(6,504,947)	(3,756,788)
Total stockholders' deficit	(904,649)	(1,717,155)

Total Liabilities and Stockholders' Deficit	$ 4,075,710	$ 3,717,628

BP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2005 AND 2004

	2005	2004

Net sales	$ 6,358,079	$ 5,320,966

Cost of sales	4,873,919	4,612,279

Gross profit	1,484,160	708,687

Selling, general and administrative expenses	3,041,907	2,125,848
Goodwill impairment	398,692	-

Operating loss	(1,956,439)	(1,417,161)

Other income (expense)
Interest expense, net	(768,702)	(1,184,956)
Other expenses	(23,018)	-
Total other income (expense)	(791,720)	(1,184,956)

Net loss	$ (2,748,159)	$ (2,602,117)

Weighted average shares outstanding - basic/fully diluted	42,668,012	38,492,068

Basic/fully diluted loss per share	$ (0.06)	$ (0.07)

BP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2005 AND 2004

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, as reclassified,
May 31, 2003	38,112,664	$ 38,113	$ 1,013,196	$ -	$ (1,154,671)	$ (103,362)

Issuance of common stock
for services	491,515	491	148,502		-	148,993

Loans to Stockholders	-	-	(37,002)	-	-	(37,002)

Net loss	-	-	-	-	(2,602,117)	(2,602,117)

Effect of beneficial
conversion feature
on convertible debt	-	-	876,333	-	-	876,333

Balance, May 31, 2004	38,604,179	38,604	2,001,029	-	(3,756,788)	(1,717,155)

Issuance of common stock
for services and interest	3,683,753	3,684	1,092,454	-	-	1,096,138

Loans to Stockholders	-	-	(52,682)	-	-	(52,682)

Issuance of stock subscriptions	-	-	-	521,300	-	521,300
for cash

Issuance of stock on subscriptions
payable	2,130,000	2,130	336,251	(338,381)	-	-

Conversion of debt to equity	6,121,212	6,121	1,118,879	-	-	1,125,000

Issuance of stock warrants	-	-	290,000	-	-	290,000

Net loss	-	-	-		(2,748,159)	(2,748,159)

Effect of beneficial
conversion feature
on convertible debt	-	-	580,909	-	-	580,909

Balance, May 31, 2005	50,539,144	$ 50,539	$ 5,366,840	$ 182,919	$ (6,504,947)	$ (904,649)

BP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2005 AND 2004
Increase (Decrease) in Cash and Cash Equivalents

	2005	2004

Cash flows from operating activities
Net loss	$ (2,748,159)	$ (2,602,117)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	124,078	76,855
Goodwill impairment	398,692	-
Amortization of discount on convertible debt	311,818	876,333
Common stock issued for services and interest	1,032,388	148,993
Reserve for doubtful accounts	(234,293)	-
Reserve for obsolescence in inventory	(12,000)	-
(Increase) decrease in certain assets:
Accounts receivable	241,746	(220,912)
Other receivables	(48,129)	-
Due from affiliate	-	756,741
Inventories	(254,424)	144,692
Prepaid expenses and other current assets	(8,225)	61,068
Deposits	2,071	-
Settlement receivable	(35,000)	-
Increase (decrease) in certain liabilities:
Accounts payable	(233,543)	383,070
Accrued expenses	(10,750)	97,612
Total adjustments	1,274,429	2,324,452

Net cash used in operating activities	(1,473,730)	(277,665)

Cash flows from investing activities
Cash used for acquisition	-	(1,041,552)
Purchases of plant and equipment	(114,049)	(49,842)
Net cash used in investing activities	(114,049)	(1,091,394)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,617,437	1,684,999
Proceeds from stock subscriptions payable	521,300	-
Principal payments on long-term debt	(883,089)	(253,594)
Debt issuance costs	(282,500)	-
Loans to stockholders	(52,682)	(37,002)
Net borrowings (repayments) on lines of credit	-	(33,103)
Net cash provided by financing activities	1,920,466	1,361,300

Net increase (decrease) in cash and cash equivalents	332,687	(7,759)

Cash and cash equivalents, beginning of year	43,995	51,754

Cash and cash equivalents, end of year	$ 376,682	$ 43,995

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$ 293,838	$ 159,630
Cash paid during the year for income taxes	$ -	$ -
Issuance of common stock for payments of long-term debt	$ 1,125,000	$ -
Issuance of common stock for prepaid expenses	$ 63,450	$ -
Acquisition of minority interest for debt	$ 260,338	$ -

1. Organization and Summary of Significant Accounting Policies:

a. Corporate Organization: BP International, Inc. (Formerly Allergy Immuno Technologies, Inc. - ALIM) provided specialized diagnostic testing services to physicians and clinics located throughout the United States. However, in March 2002 the Board of Directors resolved to terminate the operations of ALIM which has been very limited in its nature and scope through that date. Ball Products, Inc. (Ball) was incorporated in 1987. Ball's operations consist primarily of the manufacture and sale of sports field equipment and industrial fabrics used commercially as wind and privacy screen to customers throughout the United States. Additionally, the Company manufactures and installs shade structures.

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

Concurrent with the transaction described above the principal stockholders of Ball entered into a separate share purchase agreement with the majority stockholder of ALIM wherein the Ball stockholders acquired a controlling interest in ALIM. As a result of this change in control, the existing directors and officers of ALIM resigned and the principal stockholders of Ball and affiliated persons were appointed as the new directors and officers of the combined companies (hereinafter, the combined entities of ALIM and Ball are referred to as the Company). Subsequent to this date ALIM changed its name to BP International, Inc. (Company or BP)

On May 31, 2004 the Company completed the acquisition of 80% of the outstanding stock of Telas Olefines, S.A. de C.V. (Telas), a Mexican corporation previously controlled by the Company's principal stockholders. Telas is located near Mexico City and includes a 25,000 square foot fabric knitting plant. In exchange for the 80% interest acquired, the Company forgave unsecured loans amounting to $1,041,552. The loans had been extended to Telas primarily to construct the physical plant and acquire the related fabric knitting equipment. One of the directors of the Company retained a 20% interest in Telas and functions as the general manager of the manufacturing facility. On May 31, 2005, the Company acquired the remaining interest in Telas for forgiveness of debt of $260,388.

b. Principles of Consolidation- The consolidated financial statements include the financial statements of BP International, Inc., its wholly owned subsidiary Ball Products, Inc. and the accounts of its 100% interest in Telas Olefines, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.
c. Inventories- Inventories are stated at the lower of cost or market and consist of raw materials, manufactured and purchased products. Cost is determined by the first-in, first-out method.

 d. Plant and Equipment- Plant and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the respective assets, which range from 5 to 39 years. Expenditures for repairs and maintenance are charged to operations as incurred.
e. Revenue Recognition- The Company recognizes revenue upon shipment of its product from its warehouse facilities or when services are performed. Revenue is generated primarily from sales of sports field equipment and industrial fabrics. Revenue from shade structures are recognized upon installation. Revenue also includes commissions earned from the sale of lighting equipment sold on consignment.
f. Accounts Receivable- Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts, past credit history with customers and their current financial condition. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. The Company does not charge interest or late payment fees on past due accounts. At May 31, 2005 and 2004, the allowance for doubtful accounts was approximately $95,000 and $274,000, respectively. The Company has no policy requiring collateral or security to support its accounts receivable. Because of uncertainties in the estimation process, it is at least reasonably possible that management's estimate of account losses and the related allowance will change in the near term and could be material to the financial statements. For the years ended May 31, 2005 and 2004, bad debt expense (recovery) was approximately ($130,000) and $105,000, respectively.
g. Advertising Costs- Advertising and sales promotion costs are expensed as incurred and charged to selling, general and administrative costs. Total advertising and sales promotion expense amounted to approximately $137,000 and $80,000 in 2005 and 2004, respectively.
h. Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.
i. Financial Instruments Fair Value, Concentration of Business and Credit Risks- The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $1,000,000. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral.
j. Stock-Based Compensation- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages but does not require, companies to measure stock-based compensation using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25). The Company has adopted the disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation cost, if any, will be charged to operations over the vesting period. There are no employee stock options outstanding at May 31, 2005.
k. Income Taxes- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

l. Intangible Assets- In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements continue to require recognition of goodwill as an asset but does not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill is separately tested for impairment using a fair-value-based approach when an event occurs indicating he potential for impairment. Any required goodwill impairment charges are presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach applies to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year beginning June 1, 2002 and as a result, the Company does not amortize goodwill.

During the year, the Company incurred debt issuance costs of $282,500 related to the issuance of long-term debt. Debt issuance costs are amortized over the term of the related debt which is three years. Amortization expense for the year ended May 31, 2005 was $47,083. Amortization expense will be $94,166, $94,166 and $47,085 for the years ending May 31, 2006, 2007 and 2008, respectively.

m. Cash and Cash Equivalents- The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. At May 31, 2005, the Company has approximately $130,000 in exceed of federally insured limits. The Company has not experienced losses in such accounts. The Company believes it is not exposed to any significant risks on cash and cash equivalents. The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.
n. Accounting for the Impairment of Long-Lived Assets- The Company follows the guidance under Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS 144 required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS 144 also addressed the accounting for long-lived assets that are expected to be disposed of. Management has determined that there is no impairment of long-lived assets as of May 31, 2005 and 2004.
o. Foreign Currency Translation- Telas uses its local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. Translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of earnings. At May 31, 2005 and 2004, translation adjustments were not material.

p. Hazardous Materials- The Company's research and development involved the controlled use of hazardous materials and chemicals. Although the Company believes that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations.

q. Reclassifications- Reclassifications were made to the May 31, 2004 consolidated financial statements to conform the presentation of the May 31, 2005 consolidated financial statements.
r. New Accounting Pronouncements- In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). The American Jobs Creation Act of 2004 (the "Jobs Act") provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. The Company is currently evaluating the effect that the manufacturer's deduction will have on future results. FSP 109-1 is effective prospectively as of January 1, 2005.

In December 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions and has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Transition may be accomplished using either the prospective or retrospective methods. The Company currently measures compensation costs related to share-based payments under APB Opinion No. 25. The Company is currently evaluating the transition methods under SFAS 123R and will begin expensing stock options in the second quarter of 2006.

In November 2004, FASB issued SFAS No 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the financial position or results of operations of the Company.

2. Goodwill:

In connection with the acquisition of Telas Olefines, S.A. de C.V. the consideration given by the Company in exchange for the 80% interest exceeded the estimated fair value of the net assets acquired by approximately $660,000. The excess of the consideration paid over the value of the net assets acquired has been recorded as goodwill at May 31, 2004. A 20% minority interest in Telas was retained by one of the directors of the Company who is the general manager of Telas. On May 31, 2005, the Company acquired the remaining 20% interest in Telas from the minority owner in exchange for remaining 20% owed to the Company, thereby, reducing the goodwill by the purchase price of $260,388.

At each balance sheet date, in accordance with the provisions of SFAS No. 142, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. During 2005, the Company determined that the carrying amount of Telas exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $398,692 was recognized in Telas.

The acquisition of Telas was consummated on May 31, 2004 and recorded by the Company using the purchase method of accounting as indicated below.

Purchase price allocation
Consideration (forgiveness of debt)	$ 1,041,552
80% of net assets of Telas	(382,472)
Remaining 20% interest acquired on May 31, 2005	(260,388)
Goodwill	398,692
Goodwill impairment	(398,692)
Goodwill, net	$ -

3. Inventories:

At May 31, 2005 and 2004, inventories consist of the following:

	2005	2004
Raw materials	$ 672,826	$ 530,188
Work-in-process	117,179	-
Finished goods	104,917	86,310
Less: Reserve for obsolescence	(72,000)	(60,000)
	$ 822,922	$ 556,498

Shipping and handling costs associated with the Company's inventories amounted to approximately $261,000 and $213,000 in 2005 and 2004 respectively, and is recorded in selling, general and administrative expenses in the accompanying statements of operations.

4. Plant and Equipment:

Property and equipment consists of the following at May 31, 2005 and May 31, 2004:

	2005	2004
Land	$ 157,328	$ 155,421
Building and building improvements	848,177	829,468
Manufacturing equipment	1,038,385	964,789
Office equipment	89,204	89,068
Vehicles	61,217	41,516
	2,194,311	2,080,262
Less: Accumulated depreciation and amortization	(635,094)	(558,099)
Property and equipment, net	$ 1,559,217	$ 1,522,163

Total depreciation expense for the years ended May 31, 2005 and 2004 was $76,995 and $76,855 respectively.

5. Long-Term Debt:

At May 31, 2005 and 2004, long-term debt consists of the following:
	2005	2004
Short term unsecured notes payable matured in June and August 2004 when all remaining unpaid interest and principal is due. Interest only is payable during the term of the notes at monthly interest rates of approximately 3% and 6%.	$ -	$ 150,000
Revolving line of credit subject to maximum borrowings of $2,500,000. Interest only is payable monthly at prime plus 1.75%. The obligation is secured by accounts receivable and inventory. Line of credit was extinguished in December 2004.	-	678,003
Mortgage note payable to bank in monthly installments of $7,331 including interest at 7.5%. The obligation matures in November 2012 and is secured by a first mortgage on certain real property.	858,338	881,164
Notes payable to related parties due in total monthly installments of $2,445 including interest at 10% maturing at various dates through July, 2006, unsecured.	19,556	37,376
Convertible notes payable with interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible within the first eighteen months of issue at a rate of 1 share for every $.22 or $.15 of outstanding note value. The first year interest is payable upon issuance of the notes and yearly thereafter in arrears. Principal is due at various dates commencing in May 2007 through May 2008.	1,050,000	1,975,000
Minimum borrowing convertible note payable for up to $1,000,000, to financial institution with interest at 9% (the contract rate), due December 2007, advances are at 90% of eligible receivables, secured by substantially all assets of the Company, subordinated to mortgage on certain real property (unamortized discount of $139,773). In connection with the convertible note, the Company issued warrants as discussed in Note 6.	1,000,000	-
Revolving convertible note payable for up to $3,000,000, to financial institution with interest at 9% (the contract rate), due December 2007, advances are at 90% of eligible receivables, secured by substantially all assets of the Company, subordinated to mortgage on certain real property (unamortized discount of $419,318). In connection with the convertible note, the Company issued warrants as discussed in Note 6.	1,172,716	-
Note payable to individual with interest at 20% per annum. Quarterly payments of interest only of $11,500 is due beginning July 1, 2005. The obligation matures in May 2006 and is secured by a third mortgage on certain real property.	230,000	-
Various loans payable to banks in monthly principal installments of $354 to $720 including interest ranging from 7.15% to 21%, through November 2008. Secured by certain equipment and vehicles.	42,780	42,499
	4,373,390	3,764,042
Less current installments	(2,457,274)	(887,001)
Total long-term debt, less current portion	$ 1,916,116	$ 2,877,041

The Company has been over advanced approximately of $1,379,000 of eligible accounts receivable on its revolving and minimum convertible note payable to financial institution due December 2007. The financial institution has waived the over advance until November 30, 2005. The entire loan balance has been included in the current portion of long-term debt. In event of default on the note, the holder, at its option, may elect to require the Company to make a default payment of 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, and all other amounts due.

The contract interest rate on the convertible note payable to financial institution is subject to adjustment on the last business day of each month until maturity. If the Company shall have registered the shares of common stock underlying the conversion and certain warrants issued and the market price of the common stock exceeds the applicable conversion price by at least twenty five percent, the contract interest rate for the succeeding calendar month shall be reduced by 200 basis points for each incremental twenty five percent increase in the market price of the common stock.

The financial institution shall have the right, at any time until maturity, subject to the limitation that the beneficial ownership not excess 4.99% of common stock, to convert its note to common stock at an initial fixed conversion price of $0.44. Should the Company issue common stock under certain provisions at less than the initial fixed conversion price, the fixed conversion price shall be reset to such lower price. In accordance with EITF 00-27, Application of Issue No. 98-5 to certain Convertible Instruments, the Company recorded a beneficial conversion benefit of $380,909 for the difference between the effective conversion price and market value of the stock, which has been recorded as discount on the debt. In addition, the Company issued stock warrants with a value of $290,000 in connection with this debt. The value of the warrants has also been recorded as discount on the debt. The discount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. For the year ended May 2005, total discount amortized to interest expense under this convertible note was $111,818. The Company also issued stock warrants in connection with the financing as discussed in Note 6.

In November 2004, the Company issued a convertible note payable to individual secured by a third mortgage on certain real property for $200,000. At the option of the holder, the note could be converted to common stock at $0.22 per share. The Company recorded a beneficial conversion benefit of $200,000 which was limited to the amount of the debt, upon issuance of the note. In May 2005, the convertible note payable was converted to 909,090 shares. The beneficial conversion benefit was being amortized to interest expense over the term of the note. In May 2005, the entire unamortized amount was expensed when the note was converted.

During the year ended May 31, 2005, the Company issued 5,212,121 shares of common stock to holders of convertible note payables at $0.15 to $0.22 per share in exchange for debt reduction of $925,000.

During the year ended May 31, 2004, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, certain convertible debt has been deemed to have beneficial conversion features. In accordance with this standard, the Company recorded a beneficial conversion benefit to interest expense for $876,333.

The interest on the convertible notes payable with interest at 10% for the first year and 5% thereafter is due annually. At May 31, 2005, the holder of the notes has waived the annual interest payment and the accrued interest is due within seven days notice.

The aggregate maturities of long-term debt, gross of discount, for each of the five years subsequent to May 31, 2005 are as follows:

Year Ending May 31:

2006	$ 2,457,274
2007	1,058,232
2008	853,802
2009	4,082
2010	-
Thereafter	$ 4,373,390

6. Stockholders' Equity:

Common Stock

During the year ended December 31, 1999, the Articles of Incorporation of Ball Products, Inc. were amended to effect a 110,024 to 1 stock split of Ball's existing outstanding common stock, to increase the authorized number of common shares to 100,000,000 and to provide for the authorization of 50,000,000 shares of preferred stock. The amendment further provided that the par value of both the common and preferred shares be fixed at $.001 per share.

Subsequent to the business combination, the Company has now authorized common stock shares amounting to 100,000,000 at a par value of $.001 per share. Issued and outstanding at May 31, 2005 and 2004 were 50,539,144 and 38,604,179 shares, respectively.

Preferred Stock

The Company is authorized to issue up to 100,000 shares of preferred stock, par value $1.00 per share, the rights, preference and privileges of which may be determined from time to time by the Board of Directors. The Board of Directors is authorized to designate with respect to each series of preferred stock the number of shares in each such series, the dividend rates and dates of payment, voluntary and involuntary liquidation preferences, redemption prices, if any, whether of not dividends shall be cumulative, and, if cumulative, the date or dates from which the same shall be cumulative, the sinking fund provisions, if any, and the terms and conditions on which shares can be converted into or exchanged for shares of another class or series, and the voting rights, if any. As of May 31, 2005 and 2004, there were no shares of preferred stock issued and outstanding. Any preferred stock issued will rank prior to the common stock as to dividends and as to distributions in the event of liquidation, dissolution or winding up of the Company. The ability of the Board of Directors to issue preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting powers of holders of common stock. The preferred stock will, if issued, be fully paid and assessable.

Stock Options/Employee Incentive Plans

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

During the year ended May 31, 2004, the Company authorized 2,000,000 shares of stock under an S-8 Registration Statement for the purpose of issuing restricted, unrestricted or performance share awards to officers, directors, employees, consultants and advisors under the BP International, Inc. 2004 Stock Incentive Plan. The plan provides for shares or options to be issued at 100% of the fair market value on the date of the grant, unless the employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock, the price shall be not less than 110% of fair market value on the grant date. Option terms shall be no more than five years from the date of grant. There have been no options or stock appreciation rights issued under the plan. Shares issued under this plan are listed below under "Transactions".

Transactions

During the year ended May 31, 2004, the Company issued 491,515 shares of common stock valued at $148,993 in exchange for services from unrelated parties.

During the year ended May 31, 2005, the Company issued 3,683,753 shares of common stock valued at $1,096,138 in exchange for services from unrelated parties and for interest expense.

During the year ended May 31, 2005, the Company secured a new funding facility with Laurus Master Funds. As part of the compensation to Laurus Master Funds, stock warrants were issued that are in effect until December 2, 2011. The exercise price applicable under this warrant is as follows:

    a price of $0.66 for the first 1,000,000 shares acquired; and
    a price of $0.71 for up to 1,000,000 additional shares .

The warrant provides the holder may exercise up to a number of shares, which would result in a beneficial ownership of not more than 4.99%. If the market value of one share of common stock is greater than the exercise price, in lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the value of the warrant by surrender of the warrant. The Company computed the fair value of the stock warrant at $290,000 using the Black-Scholes stock option pricing model and recorded it as discount on the debt and additional paid in capital. The following assumptions were made in estimating fair value: risk-free interest rate of 4.75%; no dividend yield; expected life of seven years.

During the year ended May 31, 2005, the Company issued stock subscriptions payables for $452,000 at .15 and .22 per share. The shares were sold in a limited private offering without advertising or general solicitation to persons with whom we had pre-existing business relationships. During the year ended May 31, 2005, $338,381 or 2,130,000 shares of stock were issued. In addition, the Company incurred marketing service fees of $69,300 for which it issued stock subscriptions payable. No stock was issued on these stock subscriptions. At May 31, 2005, $182,919 was outstanding on the stock subscriptions payables.

Related Party Transactions:

The Company has certain long-term interest bearing obligations to related parties that are included in long-term debt in the accompanying balance sheet as more fully described in Note 5. During the year ended May 31, 2005 and 2004, the Company incurred total interest expense of approximately $2,600 and $4,000, respectively, associated with these obligations to related parties.

Amounts due from related parties of $272,199 and $219,517 in 2005 and 2004, respectively, represent non-interest bearing unsecured advances (primarily to the principal stockholders) that are due on demand. These balances have been presented as a reduction of additional paid in capital in the balance sheet.

7. Income Taxes:

During the years ended May 31, 2005 and 2004, the Company experienced net losses of approximately $2,748,000 and $2,600,000, respectively. At May 31, 2005, the Company has net operating loss carryforwards of approximately $6,425,000, which will expire at various dates through 2025. A valuation allowance substantially equal to the tax benefit of the net operating loss carryforward has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements. Deferred tax assets and liabilities related primarily to the difference between the basis of property and equipment for financial and income tax reporting, accounts receivable and inventory reserves and net operating loss carryforwards.

Income tax benefit attributable to the loss before provision for income taxes differed from the amount computed by applying the U.S. Federal income tax rate of 34% to loss from operations before income taxes as a result of the following:

	2005	2004

Computed "expected" tax benefit	$ 927,000	$ 850,000
Increase (reduction) in income tax benefit resulting from:
State income taxes, net of Federal income tax benefit	100,000	90,000
Non-deductible expenses	(5,000)	(10,000)
Increase in valuation allowance	(1,022,000)	(930,000)
	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below.

	2005	2004

Deferred tax assets:
Accounts receivable due to allowance for uncollectible accounts	$ 35,000	$122,000
Inventory obsolescence reserve	30,000	-
Net operating loss carryforwards	2,400,000	1,327,000

Total gross deferred tax assets	2,465,000	1,449,000

Valuation allowance	(2,456,000)	(1,434,000)

	9,000	15,000

Deferred tax liabilities:
Depreciation	(9,000)	(15,000)

Net deferred tax assets (liabilities)	$ -	$ -

(7) Income Taxes: (Continued)

The components of deferred taxes are as follows:
	Current	Deferred	Total
2005:
State	$ 10,000	$ 351,000	$ 361,000
Federal	53,000	2,042,000	2,095,000
Valuation allowance	(63,000)	(2,393,000)	(2,456,000)
Total	$ -	$ -	$ -

2004:
State	$ 18,300	$ 184,000	$ 202,300
Federal	103,700	1,128,000	1,231,700
Valuation allowance	(122,000)	(1,312,000)	(1,434,000)
Total	$ -	$ -	$ -

At May 31, 2005 and 2004, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The American Jobs Creation Act of 2004 was enacted on October 22, 2004. This new law made numerous and substantive changes in the taxation of foreign-sourced and domestic income. As of this date, the U.S. Treasury Department has not issued regulations providing implementation guidance for this new law. Due to the lack of guidance and the complex calculations involved, the Company has not completed its analysis of the effect this legislation may have on it.

8. Significant Supplier:

For the years ended May 31, 2005 and 2004, the Company purchased approximately 18% and 20%, respectively, of total raw materials from a single supplier. In the event that certain raw material supplies were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company has attempted to mitigate this risk by maintaining a long-term relationship with this supplier while developing new relationships with additional raw material sources.

9. Loss Per Share of Common Stock:

Loss per share of common stock has been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of convertible debt were not included in the calculation of diluted earnings per share information since they were anti-dilative.

10. Going Concern and Management's Plan:

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described herein, the liquidity of the Company has been affected by net losses in 2005 and 2004. Accordingly, these conditions raise substantial doubt about the combined Company's ability to continue as a going concern.

During 2005, the operations and processes of the Company were analyzed and restructured to obtain greater efficiencies in production and distribution. Also, additional sales personnel in the ShadeZone division have proven to increase revenue in that division. While this plan has provided for a better gross margin, the Company still faces extremely high financing rates. It is the Company's intent to continue to restructure its long-term debt obligations and identify sources of additional equity capital.

Accordingly, management is of the opinion that the activities described in the preceding paragraph has positioned the Company to experience increased sales volume of more profitable industrial fabrics. Further, management contemplates that increased sales combined with anticipated additional capital contributions, will significantly improve operations and cash flow in 2006. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

11. Commitments and Contingencies:

The Company had previously filed a malpractice and negligence claim against an engineering firm for work done related to a customer project. During the year, the lawsuit was settled out of court and the engineering firm agreed to pay the Company $70,000. The Company has received $35,000 prior to May 31, 2005 and the remaining $35,000 is included in other receivables at May 31, 2005.

Board of Directors

BP International, Inc.

(formerly Allergy Immuno Technologies, Inc.)

We consent to the use of our report, dated August 19, 2004, relating to the consolidated financial statement of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.) as of May 31, 2004 and for the year then ended which report appears in the May 31, 2005 Annual Report on Form 10-KSB of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.).

/s/ DASZKALBOLTON, LLB

BOCA RATON, FLORIDA

September 13, 2005

Board of Directors
BP International, Inc.
(formerly Allergy Immuno Technologies, Inc.)

We consent to the use of our report, dated August 19, 2004, relating to the consolidated financial statement of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.) as of May 31, 2004 and for the year then ended which report appears in the May 31, 2005 Annual Report on Form 10-KSB of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.).

/s/ TSCHOPP, WHITCOMB & ORR, P.A.
MAITLAND, FLORIDA 32751

September 13, 2005

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 20, 2005 the Registrant engaged Daszkal Bolton LLP, as the Registrant's independent accountants to report on the Company's balance sheet as of May 31, 2005, and the related statements of income, stockholders' equity and cash flows for the one year period then ended. The decision to appoint Daszkal Bolton LLP was approved by the Registrant's Board of Directors. On April 26, 2005, Tschopp, Whitcomb & Orr, P.A. resigned as our independent accountants, an event which we reported on Form 8-K on April 28, 2005. Daszkal Bolton LLP maintains their office at 2401 NW Boca Raton Blvd., Boca Raton, FL 33431. Except for an explanatory paragraph concerning our ability to continue as a going concern, such accountants' report on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were the opinions modified as to audit scope or accounting principles, nor where there any events of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K under the Securities Act for the past two years through the date of this report. During our fiscal years ended May 31, 2003 and May 31, 2004, and during the period following May 31, 2004 to the date of Tschopp, Whitcomb & Orr's resignation, we had no disagreements with Tschopp, Whitcomb & Orr within the meaning of Item 304 of Regulation S-K or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Tschopp, Whitcomb & Orr's satisfaction would have caused Tschopp, Whitcomb & Orr to make reference to the subject matter of the disagreements in connection with its reports.

Item 8a. Controls and Procedures

The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve our disclosure controls and procedures, particularly in areas such as contract, securities sales, expense and press release review and authorization, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal year. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Our directors and executive officers and their present positions with us are as follows:

Name	Age	Position with the Company	Director Since
Larry Ball	43	CEO, President	April 2003
Emmett Ball	67	Vice President, Secretary, & CFO	April 2003

Larry Ball, along with his father Emmett Ball, is a founder of Ball Products, Inc. Ball Products, Inc. manufactures and distributes industrial fabrics, tennis court equipment, outdoor sporting equipment, and ShadeZone outdoor shade canopy structures. Allergy Immuno Technologies acquired Ball Products in April of 2003. Larry Ball has served as the CEO and President of Ball Products for the last 16 years. Larry Ball also serves as a Director, President and CEO of BP International, Inc, positions to which he was appointed in April of 2003.

Emmett Ball, along with his son Larry Ball, is a founder of Ball Products. Emmett Ball has served as Vice President of Ball Products for the last 16 years. Emmett Ball also serves as a Director, Secretary, and Chief Financial Officer of BP International, Inc., positions to which he was appointed in April of 2003.

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

Item 10. Executive Compensation.

The following table provides certain summary information concerning the compensation paid on an annualized basis to our chief executive officer and the next most highly paid executive officer for all services to be rendered in all capacities to us during the fiscal years ended May 31, 2003, 2004 and 2005. We have no other executive officers.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Larry Ball, CEO & President(1)	2005 2004 2003	135,000 130,000 130,000	- - -	- - -	- - -	- - -	- - -
Emmett Ball, Vice President, Secretary & CFO(1)	2005 2004 2003	60,000 60,000 60,000	- - -	- - -	- - -	- - -	- - -

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

Information Concerning the Board of Directors and Committees Thereof

The company does not have an audit committee or compensation committee. In this regard, for the 2005 fiscal year our Board of Directors was responsible for overseeing the Company's financial reporting process, public financial reports, internal accounting and financial controls, and the independent audit of the annual consolidated financial statements. None of the members of the Board of Directors are professionally engaged in the practice of accounting or auditing and are not experts in either of these fields or in auditor independence.

The Company, acting through its management and Board of Directors, has the primary responsibility for the financial statements and reporting process, including the systems of internal accounting controls. Management is responsible for the preparation, presentation, and integrity of the Company's financial statements, the financial reporting process, and internal controls. DazskalBolton LLP, independent auditors engaged by the Company, are responsible for auditing the Company's annual consolidated financial statements in accordance with generally accepted auditing standards and expressing an opinion on the conformity of those audited consolidated financial statements with generally accepted accounting principles in the United States.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2005 by each person known by us to beneficially own more than 5% of the outstanding shares of common stock, or preferred stock.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Larry Ball 510 West Arizona Avenue, DeLand, FL 32720	23,870,399	47.04%
Common Stock	Dean Martin 20462 Chartwell Center Drive, Cornelius, NC 28031	5,738,017, through control of DM Ventures, LLC and LDM Holdings, Inc.	11.31%
Common Stock	Emmett Ball 510 West Arizona Avenue, DeLand, FL 32720	5,670,675	11.17%

(b) Security Ownership of Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2005 by each of our directors and named executive officers, and our directors and named executive officers as a group.
(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Larry Ball 510 West Arizona Avenue, DeLand, FL 32720	23,870,399	47.04%
Common Stock	Emmett Ball 510 West Arizona Avenue, DeLand, FL 32720	5,670,675	11.17%
Common Stock	All Officers and Directors as a Group	29,541,074	58.21%

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

On May 31, 2004, BP International, Inc. acquired 80% of the stock of Telas Olefines, an affiliated Mexico corporation that operates a fabric knitting plant. Telas Olefines the owner of a fabric and material knitting plant located in Mexico at Carretera Estatal Tehuixta-Jojutla De Juarez, No. 3, Morelos C.P. 62915. The plant is a 25,000 square foot facility constructed of concrete block with a metal roof. Knitted fabrics are manufactured at the plant beginning with ray dye pellets. The pellets are fed through an extrusion line to make yarn. The yarn is then run through winders and warpers that feed into five different types of knitting machines. The four major fabric lines manufactured there are fabrics for use in recreational "paintball" competition, tennis windscreen fabric, privacy fencing fabric and BP International's ShadeZone(tm) fabric. The plant is managed by BP International director Wolf D. H. Koch, and has 10 employees. Construction began in the summer of 2001 and operations began in May of 2004. BP International intends to continue the operations of the plant.

In exchange for 80% of the stock of Telas Olefines, BP International forgave $1,041,552 of loans totaling $1,301,941 that BP International made to Telas Olefines. Telas Olefines had remained indebted to BP International in the amount of $260,388. The principle followed in determining the purchase value of Telas Olefines was as follows - The $1,301,941 in loans made by BP International to Telas Olefines were loans made to construct Telas Olefines' physical plant in Mexico and accurately reflects the total construction cost of Telas Olefines' operations. The directors of both companies determined that such construction costs represented the fair value of Telas Olefines.

Telas Olefines was an affiliate of BP International; Telas Olefines' directors and officers are Larry Ball, Emmett Ball, and Wolf D. H. Koch, who also serve as directors of BP International. Furthermore Wolf D. H. Koch was a 20% owner of Telas Olefines.

During the fiscal quarter ended August 31, 2004, we issued 164,847 shares of our common stock to DM Ventures in connection with consulting services in the amount of $29,200. All shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933.

During the fiscal quarter ended November 30, 2004, we issued 5,763,010 shares of our common stock in satisfaction of convertible debt and related interest of $896,486. These agreements were with DM Ventures and their related parties. These convertible notes payable bear interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible within the first eighteen months of issue at a rate of 1 share for every $.22 or $.15 of outstanding note value. The first year interest is payable upon issuance of the notes and yearly thereafter in arrears. Principal is due at various dates commencing in May 2007 through May 2008. DM Ventures also received 49,697 shares of common stock in connection with consulting services in the amount of $10,000. All shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933.

During the fiscal quarter ended February 28, 2005, we issued 1,663,418 shares of our common stock in satisfaction of convertible debt and related interest of $315,111. These agreements were with DM Ventures and their related parties. These convertible notes payable bear interest at 10% for the first year of the notes and 5% thereafter. The notes are convertible within the first eighteen months of issue at a rate of 1 share for every $.22 or $.15 of outstanding note value. The first year interest is payable upon issuance of the notes and yearly thereafter in arrears. Principal is due at various dates commencing in May 2007 through May 2008. All shares were issued pursuant to an exemption available in Regulation D promulgated under the Securities Act of 1933.

During the fiscal quarter ended May 31, 2005, we issued 2,100,000 shares of free trading common stock in satisfaction of stock purchase agreements of $333,667. The shares were sold in a limited private offering without advertising or general solicitation to DM Ventures, Inc. and D. Martin Enterprises with whom we had a pre-existing business relationship.

On May 31, 2005, we purchased the remaining minority interest in Telas Olefines. The remaining 120 shares that represent 20% of the total outstanding securities of Telas Olefines were purchased in exchange for forgiveness of debt for which Telas Olefines is obliged to us in the amount of $260,400.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a. Reports on Form 8-K.

We filed the following current reports on Form 8-K during the fiscal year covered by this report:

i. On June 18, 2004 we reported the acquisition of 80% of the stock of Telas Olefines, an affiliated Mexico corporation that operates a fabric knitting plant.

ii. On August 13, 2004 we amended our June 18, 2004 filing to include the financial statements of Telas Olefines.

iii. On December 10, 2004 we reported the entry into a material definitive agreement.

iv. On April 28, 2005 we reported changes in our certifying accountant.

v. On April 29, 2005 we amended our April 28, 2005 filing.

vi. On May 24, 2005 we reported changes in our certifying accountant.

b. Exhibits. The following exhibits are hereby filed with this report:

Exhibit Number	Description
21.1.	Subsidiaries of the Registrant.
99.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Tschopp, Whitcomb & Orr, PA for the audit of the annual financial statements and the review of the quarterly financial statements was $53,270 for fiscal 2005 and $36,300 for fiscal 2004. There were no fees billed in fiscal 2005 by DazskalBolton LLP.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
/s/ Larry Ball _______________________________ Larry Ball	BP INTERNATIONAL Director, President and Chairman of the Board	September 13, 2005

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

Signature	Title	Date
/s/ Larry Ball _______________________________ Larry Ball	Director, President and Chairman of the Board	September 13, 2005
/s/ Emmett Ball _______________________________ Emmett Ball	Chief Financial Officer	September 13, 2005

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Larry Ball, certify that:

1. I have reviewed this annual report on Form 10-KSB of BP International, Inc.;

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

Date: September 13, 2005

/s/ Larry Ball
_____________________
Larry Ball
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Emmett Ball, certify that:

1. I have reviewed this annual report on Form 10-KSB of BP International, Inc.;

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

Date: September 13, 2005

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

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of BP International, Inc., a Delaware corporation (the 'Company'), on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Larry Ball, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: September 13, 2005

/s/ Larry Ball
_____________________
Larry Ball
Chief Executive Officer

* * *

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of BP International, Inc., a Delaware corporation (the 'Company'), on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Emmett Ball, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: September 13, 2005

/s/ Emmett Ball
_____________________
Emmett Ball
Chief Financial Officer