Form 10QSB
period 2005-08-31
BP INTERNATIONAL INC
filed 2005-11-23
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

  FORM 10-QSB
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED August 31, 2005

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

YES ☒ NO ☐

Number of shares of the issuer's common stock, par value $.001, outstanding as of August 31, 2005: 51,806,024 shares.

BP INTERNATIONAL, INC.

(Formerly Allergy Immuno Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2005

(Unaudited)

2005
ASSETS

Current assets
Cash and cash equivalents	$128,161
Accounts receivable, net of allowance for doubtful accounts
of $95,000	878,587
Other receivables	50,071
Inventories, net	739,442
Prepaid expenses and other current assets	179,034
Total current assets	1,975,295

Plant and equipment, net of accumulated depreciation
of $635,094	1,538,627

Other assets
Debt issuance costs, net of accumulated amortization of
$47,083	211,674
Settlement receivable	35,000
Deposits	13,495

Total other assets	260,169

Total Assets	$ 3,774,091

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current portion of long-term debt, net of $503,182 of
unamortized discount	$1,920,031
Accounts payable	1,184,479
Accrued expenses	162,340

Total current liabilities	3,266,850

Long-term liabilities
Long-term debt, less current portion	1,907,374

Commitments and contingencies (Note 5)

The accompanying notes to consolidated financial statements are an integral part of these statements. Stockholders' deficit	-4-
Common stock (Note 6)	51,806
Additional paid-in capital	5,617,877
Stock subscription payable	86,586
Accumulated deficit	(7,156,402)
Total stockholders' deficit	(1,400,133)

Total Liabilities and Stockholders' Deficit	$ 3,774,091

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

(Unaudited)
2005	2004

Net sales	$ 1,837,800	$ 1,542,439

Cost of sales	1,605,016	1,128,214

Gross profit	232,784	414,225

Selling, general and administrative expenses	719,148	857,131

Operating loss	(486,364)	(442,906)

Other income (expense)
Interest expense, net	(165,091)	(146,553)

Net loss	$ (651,455)	$ (589,459)

Weighted average shares outstanding - basic/ diluted	51,242,820	39,590,181

Basic/ diluted loss per share	$ (0.01)	$ (0.01)

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2005

(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2005	50,539,144	$ 50,539	$ 5,366,840	$ 182,919	$ (6,504,947)	$ (904,649)

Issuance of common stock for services	829,000	829	136,411	-	-	137,240

Conversion of debt to equity	437,880	438	95,895	(96,333)	-	-

Loans to stockholders	-	-	(8,109)	-	-	(8,109)

Loans from stockholders	-	-	26,840	-	-	26,840

Net loss	-	-	-	-	(651,455)	(651,455)
	_________	_________	_________	_________	_________	_________
Balance, August 31, 2005	51,806,024	$ 51,806	$ 5,617,877	$ 86,586	$ (7,156,402)	$ (1,400,133)

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSILIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
(Unaudited)
2005	2004
Cash flows from operating activities
Net loss	$ (651,455)	$ (589,459)
Adjustments to reconcile net loss to net cash provided/ (used) by operating activities:
Depreciation and amortization	59,628	25,746
Amortization of discount on convertible debt	55,909	-
Stock purchase agreement for services	-	69,300
Common stock issued for compensation	-	1,600
Common stock issued for services and interest	16,500	137,649
Minority interest in loss of subsidiary	-	(4,019)
(Increase) decrease in certain assets:
Accounts receivable	14,780	116,909
Other receivables	(1,942)	-
Due from affiliate	-	(11,873)
Inventories	83,480	66,268
Prepaid expenses and other current assets	45,942	45,977
Deposits	(13,495)	2,071
Increase (decrease) in certain liabilities:
Accounts payable and other current liabilities	181,499	154,233
Total adjustments	442,301	603,861
	___________	__________
Net cash provided (used) operating activities	(209,154)	14,402

Cash flows from investing activities
Purchases of plant and equipment	(15,295)	(2,175)

Cash flows from financing activities
Proceeds from stock purchase agreements	-	202,000
Principal payments on long-term debt	(14,150)	(197,188)
Borrowings on line of credit	1,963,959	-
Repayments on line of credit	(1,992,612)	-
Loans to stockholders	(8,109)	-
Loans from stockholders	26,840	-
Net cash provided (used) financing activities	(24,072)	4,812

Net increase (decrease) in cash and cash equivalents	(248,521)	17,039

Cash and cash equivalents, beginning of period	376,682	43,995
	___________	___________
Cash and cash equivalents, end of period	$ 128,161	$ 61,034

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 27,023	$ 60,385
Cash paid during the period for income taxes	$ -	$ -
Issuance of common stock for accounts payable	$ -	$ 223,488
Issuance of common stock for payments of long-term debt	$ 96,333	$ 4,714
Issuance of common stock for prepaid expenses	$ 120,000	$ 276,217

The accompanying notes to consolidated financial statements are an integral part of these statements.

1. Organization and Summary of Significant Accounting Policies:

(a) Basis of Presentation— The consolidated financial statements include the financial statements of BP International, Inc., its wholly owned subsidiary Ball Products, Inc. and the accounts of its 100% interest in Telas Olefines, S.A. de C.V (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB, as filed with the SEC on September 14, 2005.

The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and the results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

(b) Corporate Organization— BP International, Inc. (Formerly Allergy Immuno Technologies, Inc. - ALIM) provided specialized diagnostic testing services to physicians and clinics located throughout the United States. However, in March 2002 the Board of Directors resolved to terminate the operations of ALIM which has been very limited in its nature and scope through that date. Ball Products, Inc. (Ball) was incorporated in 1987. Ball's operations consist primarily of the manufacture and sale of sports field equipment and industrial fabrics used commercially as wind and privacy screen to customers throughout the United States. Additionally, the Company manufactures and installs shade structures.

On April 21, 2003, pursuant to a certain stock exchange agreement (Agreement), ALIM exchanged 6,351,841 shares of its common stock for 100% of the outstanding common stock of Ball in a business combination accounted for as a reverse acquisition. For accounting purposes the reverse acquisition is reflected as if Ball issued its stock (10,120,317 shares) for the net assets of ALIM. The net assets of ALIM were not adjusted in connection with the reverse acquisition. Accordingly, no goodwill or intangibles were recorded because the Agreement resulted in a merger of the companies which has been reflected as a recapitalization transaction. The accompanying consolidated financial statements reflect the activity of Ball only through April 21, 2003 and include the accounts of both Ball and ALIM subsequent to the merger date.

1. Organization and Summary of Significant Accounting Policies: (Continued)

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

(c) Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

2. Going Concern and Management's Plan:

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described herein, the liquidity of the Company has been affected by net losses in the first quarter 2006, and fiscal years 2005 and 2004. Accordingly, these conditions raise substantial doubt about the combined Company's ability to continue as a going concern.

During 2005, the operations and processes of the Company were analyzed and restructured to obtain greater efficiencies in production and distribution. Management has continued to evaluate operations as well as restructuring of management and personnel. While this plan has provided for a better gross margin, the Company still faces extremely high financing costs. It is the Company's intent to continue to restructure its long-term debt obligations and identify sources of additional equity capital.

Accordingly, management is of the opinion that the activities described in the preceding paragraph have positioned the Company to experience increased sales volume of more profitable industrial fabrics. Further, management contemplates that increased sales combined with anticipated additional capital contributions, will significantly improve operations and cash flow in 2006. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

3. Inventories:

At August 31, 2005 inventories consisted of the following:

August 31, 2005
Raw materials	$ 666,392
Work-in-process	80,263
Finished goods	64,787
Less: Reserve for obsolescence	(72,000)
$ 739,442

4. Related Party Transactions:

Amounts due from related parties of $253,468 as of August 31, 2005 represent non-interest bearing unsecured advances (primarily to the principal stockholders) that are due on demand. These balances have been presented as a reduction of additional paid in capital in the balance sheet.

5. Stockholders' Deficit:

Common Stock

During the year ended December 31, 1999, the Articles of Incorporation of Ball Products, Inc. were amended to effect a 110,024 to 1 stock split of Ball's existing outstanding common stock, to increase the authorized number of common shares to 100,000,000 and to provide for the authorization of 50,000,000 shares of preferred stock. The amendment further provided that the par value of both the common and preferred shares is fixed at $.001 per share.

Subsequent to the business combination, the Company has now authorized common stock shares amounting to 100,000,000 at a par value of $.001 per share.

Issued and outstanding at August 31, 2005 were 51,806,024 shares.

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

Transactions

During the quarter ended August 31, 2005, the Company issued 825,000 shares of common stock valued at $136,500 ($0.17 per share) in exchange for services from unrelated parties.

During the quarter ended August 31, 2005, the Company issued 4,000 shares of common stock valued at $740 ($0.19 per share) in exchange for services from a related party.

During the quarter ended August 31, 2005, the Company issued 437,880 shares of common stock valued at $96,333 ($0.22 per share) on the stock subscriptions payable.

Loss Per Share of Common Stock:

Loss per share of common stock has been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of convertible debt were not included in the calculation of diluted earnings per share information since they were anti-dilative.

Commitments and Contingencies:

The Company had previously filed a malpractice and negligence claim against an engineering firm for work done related to a customer project. During 2005, the lawsuit was settled out of court and the engineering firm agreed to pay the Company $70,000. The Company has received $35,000 prior to August 31, 2005 and the remaining $35,000 is included in other receivables at August 31, 2005.

6.  Subsequent Event:

Effective October 31, 2005, the Chairman of the Board of Directors and CEO, Larry Ball (Ball), resigned all officer level positions with the Company, including that of president. On November 14, 2005 Larry Ball also resigned from the Board of Directors of the Company.

Additionally, Mr. Ball signed an escrow agreement to escrow 19,816,300 shares of Company common stock. Under the terms of the agreement, 6,000,000 escrowed shares will be placed in a voting trust to be voted on by the voting trustee as defined in the Voting Trust Agreement. The remaining 13,816,300 shares will be released to the Company provided certain conditions, as defined in the Escrow Agreement, are met by March 31, 2006. Mr. Ball will stay on as an employee in the position of Sales Manager.

On October 31, 2005 Mr. William C. DeTemple was appointed to the position of Chief Executive Officer under an initial employment contract to serve for a thirteen week period beginning November 1, 2005. On November 14, 2005 Mr. DeTemple was appointed to the Board of Directors.

On October 31, 2005, Chief Financial Officer Emmet Ball (E. Ball) resigned all officer level positions with the Company, including that of chief financial officer.

On November 18, 2005 Mr. William C. DeTemple was appointed to the position of Chief Financial Officer.

7. Long Term Debt

The Company has been over advanced by approximately of $1,379,000 of eligible accounts receivable on its revolving and minimum convertible note payable to financial institution due December 2007. The financial institution has waived the over advance until November 30, 2005. The entire loan balance has been included in the current portion of long-term debt as the company is in default due to the over advance and other factors. In event of default on the note, the holder, at its option, may elect to require the Company to make a default payment of 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, and all other amounts due.

The Company is currently negotiating with financial institution to a) extend the over advance waiver for an additional six months and b) increase the line of credit by an additional $500,000. Financial institution has agreed to the time extension in principle pending no adverse findings in an accounts receivable audit scheduled for the end of November. Financial institution has also indicated they would favorably consider increasing the line of credit pending receipt of investor funds as described in the following paragraph.

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

*

Tennis and Tennis Court Equipment, such as windscreens and accessories, tennis nets, net posts, benches, court cabanas, court accessories, divider netting, backdrop curtains, protective padding, customized logos, volleyball equipment, basketball equipment and tennis court lighting.

*	Athletics Equipment, such as turf protectors, field covers, windscreens, artificial turf mats, safety rails and batting cages and frames.
*	Fencing Fabrics, such as privacy screens, decorative screens, kennel covers, horticultural fabrics, silt fencing, safety fencing and temporary fencing.
*

Netting, made with knotted and knotless nylon, knotted and knotless polyethylene, for sports activities such as baseball, soccer, golf, volleyball, tennis, hockey, lacrosse, football and for bird and scaffold netting.

*	Shade Structures, Canopies and Cabanas under the trade name 'ShadeZone®'.

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

Our Sources of Raw Materials

We purchase approximately 20% of total raw materials from a single supplier. In the event that certain raw material supplies were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected. The Company has attempted to mitigate this risk by maintaining a long-term relationship with this supplier while developing new relationships with additional raw material sources.

Our Dependence on Individual Customers

We do not depend on any single customer or on any small number of customers. The loss of any individual customer would not have a materially adverse impact on our performance.

Trademarks

We have secured US federal trademarks for the following trade names:

*	ShadeZone®
*	DuraScreen®
*	DuraShade®
*	PrivaScreen®

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

The Historical Development of Our Business

Our wholly owned subsidiary, Ball Products, Inc., conducts our manufacturing operations. Ball Products, Inc. is a Florida corporation, founded in 1987 by Larry Ball and Emmett Ball. Larry and Emmet continue to be involved in the sales organization while William C. DeTemple serves as CEO. Products, Inc. became part of BP International in April of 2003 when BP International (then we were called Allergy Immuno Technologies, Inc.) acquired Ball Products, Inc.

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

Results of Operations

For the Three Months Ended August 31, 2005

Sales. We had total sales of $1,837,800 in the three months ended August 31, 2005 compared to $1,542,439 in the comparable period in 2004, an increase of $295,361 or 19.1%. The increase was attributable to increased orders for metal fencing products and windscreens.

Cost of Goods Sold. We had cost of goods sold of $1,605,016 in the three months ended August 31, 2005, representing approximately 87.3% of sales, compared to cost of goods sold of $1,128,214 in the comparable period in 2004, which represented 73.1% of sales. The increase of $476,802 or 14 points in the cost of goods sold was principally due to purchasing of materials in smaller lots (due to liquidity factors), and to increased volume of 19%.

Operating Costs/Selling, General and Administrative. We had selling, general and administrative costs of $719,148 in the three months ended August 31, 2005, approximately 39.1% of revenues, compared to $857,131 in the comparable period in fiscal 2004, 55.6% of revenues. This represents a decrease of $137,983 or 16.1% in selling, general and administrative expenses and is due mainly to investor relations expenses incurred in the same quarter of 2004 which were not incurred in the reporting period.

Operating loss for the three months ended August 31, 2005 was $(486,364) compared to operating loss of $(442,906) in the comparable period in 2004, an increase of $43,458 or 9.8%. The increase in operating loss is attributable mainly to increased cost of sales as described above in addition to the Mexico operations plant incurring costs of $40k without recording revenue in the period. Increased cost of sales was partially offset by the decrease in SG&A costs as described above.

Other (Income) Expense. Other (income) and expense for the three months ended August 31, 2005 was $165,091 compared to $146,553 in the comparable period in 2004, an increase of $18,538 or 12.6%. The increase is due to an increase in interest expense as the company is currently unable to obtain favorable interest rates.

Net (Loss)/Earnings. We reported a net loss of $(651,455) for the three months ended August 31, 2005 compared to a net loss of $(589,459) for the comparable period in 2004, an increase of $61,996, or 10.5%.

Liquidity and Capital Resources

As described in the notes to condensed consolidated financial statements above, the liquidity of the Company has been affected by net losses in the first quarter 2006, and fiscal years 2005 and 2004, conditions which raise substantial doubt about the combined Company's ability to continue as a going concern.

Management is of the opinion that the activities described in the notes to the consolidated financial statements have positioned the Company to experience increased sales volume of more profitable industrial fabrics. Further, management contemplates that increased sales combined with anticipated additional capital contributions, and borrowing availability will significantly improve operations and cash flow in 2006. Management expects cash flow from operations, capital and borrowing will be adequate for the next twelve months.

Our principal source of working capital borrowings under our revolving credit facilities, and capital investment. We have experienced losses in the last three years and have relied upon borrowings under our revolving credit facilities and capital investment to maintain liquidity and continue operations.

Cash flow from Operating Activities for the three months ended August 31, 2005 was $(209,154), which was largely due to the net loss. Cash flow from Investing Activities was $(15,295) which was the result of the purchase of property and equipment. Cash flow from Financing Activities was $(24,072), the result of paying down a line of credit and principal payments on long term debt, offset by net loans from stockholders.

The Company has been over advanced by approximately of $1,379,000 of eligible accounts receivable on its revolving and minimum convertible note payable to financial institution due December 2007. The financial institution has waived the over advance until November 30, 2005. The entire loan balance has been included in the current portion of long-term debt as the company is in default due to the over advance and other factors. In event of default on the note, the holder, at its option, may elect to require the Company to make a default payment of 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, and all other amounts due.

The Company is currently negotiating with financial institution to a) extend the over advance waiver for an additional six months and b) increase the line of credit by an additional $500,000. Financial institution has agreed to the time extension in principle pending no adverse findings in an accounts receivable audit scheduled for the end of November. Financial institution has also indicated they would favorably consider increasing the line of credit pending receipt of investor funds as described in the following paragraph.

Certain investors have committed to a capital infusion of $500,000. Of that amount, $35,000 has been received in the second quarter, $200,000 is scheduled to be received by the end of November, 2005 with the remainder expected by December 31, 2005.

The Company is also evaluating the potential sale of the manufacturing facility in Mexico. The sale would be expected to net between $500,000 to $750,000 and would be expected to take place within the current fiscal year. Since this facility does not have external sales, the divestiture would have no adverse impact on revenue or ongoing cash flow.

During the quarter ended August 31, 2005, the Company converted debt of $96,333 into equity by issuing 437,880 shares of common stock to DM Ventures, Inc.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to report.

Item 3.   CONTROLS AND PROCEDURES

(A)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B)   Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's third fiscal quarter ended August 31, 2005 the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2005 the Company issued 437,880 shares of its common stock in satisfaction of convertible debt. We relied on Rule 505 promulgated under the Securities Act of 1933 in connection with the sale.

During the three months ended August 31, 2005, the Company issued 660,000 shares of its common stock valued at $120,000 as consideration for services performed by an unrelated party. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale. During the period ended August 31, 2005 the Company issued 165,000 shares of its common stock valued at $16,500 as consideration for services performed by an unrelated party. We relied on Rule 701 promulgated under the Securities Act of 1933 in connection with the sale.

Item 3. DEFAULTS UPON SENIOR SECURITIES

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

The Company is currently negotiating with financial institution for both a time extension and an increase in the line as described in the Liquidity section above.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2005 at a special meeting of the Board of directors, a resolution was put forth and approved to amend the bylaws of the Company to include a provision for indemnification of the officers and directors of the company.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND OTHER INFORMATION

Signatures

Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2005

BP International, Inc.
Registrant

By /s/ William DeTemple
 William C. DeTemple
President & CEO

OFFICER'S CERTIFICATE

PURSUANT TO SECTION 302*

I, William DeTemple, Chief Executive Officer and Chief Financial Officer, certify that

1.   I have reviewed this form 10-QSB for the quarter ended August 31, 2005 of BP International, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)   Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.   The small business issuer's other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 22, 2005	By: /s/ William DeTemple
Name: William DeTemple
Title: Chief Executive Officer / Chief Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2006.

EXHIBIT 31.1-

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-QSB for the quarter ended August 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 22, 2005	By: /s/ William DeTemple
Name: William DeTemple
Title: Chief Executive Officer / Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided BP International, Inc. and will be retained by BP International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.