Form 10QSB
period 2005-11-30
BP INTERNATIONAL INC
filed 2006-02-23
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED November 30, 2005

Commission File No. 000-26189

BP INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3937129
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

510 West Arizona Ave, DeLand, FL32720
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

YES o NO x

Number of shares of the issuer's common stock, par value $.001, outstanding as of November 30, 2005: 51,806,024 shares.

BP INTERNATIONAL, INC.
Table of Contents

CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2005
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$137,112
Accounts receivable, net of allowance for doubtful accounts
of $95,000	968,432
Other receivables	89,279
Inventories, net	794,663
Prepaid expenses and other current assets	151,327
Total current assets	2,140,813

Plant and equipment, net of accumulated depreciation
of $702,044	1,448,131

Other assets
Debt issuance costs, net of accumulated amortization of
$94,570	187,930
Deposits	13,495
Total other assets	201,425

Total Assets	$3,790,369

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of long-term debt, net of $447,273
in unamortized discount	$1,947,500
Accounts payable	1,424,105
Accrued expenses	225,619
Note payable	35,000
Total current liabilities	3,632,224

Long-term liabilities
Long-term debt, less current portion	1,899,052

Commitments and contingencies

Common stock	51,806
Additional paid-in capital	5,597,407
Stock subscription payable	86,586
Accumulated deficit	(7,476,706)
Total stockholders' deficit	(1,740,907)

Total Liabilities and Stockholders' Deficit	$3,790,369

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Net sales	$ 3,482,548	$ 2,518,950	$ 1,644,748	$ 976,511

Cost of sales	2,582,239	1,878,575	977,223	750,361

Gross profit	900,309	640,375	667,525	226,150

Selling, general and administrative expenses	1,499,654	1,625,948	780,506	768,817

Loss from operations	(599,345)	(985,573)	(112,981)	(542,667)

Other (expense)
Interest expense, net	(344,594)	(256,509)	(179,503)	(109,956)
Loss on disposal of fixed asset	(27,820)	-	(27,820)	-
	(372,414)	(256,509)	(207,323)	(109,956)

Net loss	$ (971,759)	$ (1,242,082)	$ (320,304)	$ (652,623)

Weighted average shares outstanding – basic and diluted	51,524,422	40,167,329	51,806,024	41,477,456

Basic and diluted loss per share	$ (0.02)	$ (0.03)	$ (0.01)	$ (0.02)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 and 2004
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, May 31, 2005	50,539,144	$ 50,539	$ 5,366,840	$ 182,919	$ (6,504,947)	$ (904,649)

Issuance of common stock for services	829,000	829	136,411	-	-	137,240

Conversion of debt to equity	437,880	438	95,895	(96,333)	-	-

Loans to stockholders	-	-	(24,502)	-	-	(24,502)

Loans from stockholders	-	-	22,763	-	-	22,763

Net loss	-	-	-	-	(971,759)	(971,759)

Balance, November 30, 2005	51,806,024	$ 51,806	$ 5,597,407	$ 86,586	$ (7,476,706)	$ (1,740,907)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(Unaudited)

2005		2004
Cash flows from operating activities
Net loss	$ (971,759)	$ (1,242,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,672	34,172
Amortization of discount on convertible debt	113,404	-
Loss on disposal of equipment	27,820
Stock purchase agreement for services	-	69,300
Common stock issued for services and interest	16,500	174,721
(Increase) decrease in certain assets:
Accounts receivable	(75,065)	392,530
Other receivables	(6,150)	-
Due from affiliate	-	(14,231)
Inventories	28,259	(100,955)
Prepaid expenses and other current assets	73,649	201,703
Deposits	(13,495)	2,071
Increase (decrease) in certain liabilities:
Accounts payable	452,236	74,582
Accrued expenses	32,168	(3,813)
Total adjustments	766,998	830,080

Net cash used in operating activities	(204,761)	(412,002)

Cash flows from investing activities
Purchases of equipment	(27,864)	(4,798)
Proceeds from disposal of equipment	39,359	-
Net cash provided by (used in ) investing activities	11,495	(4,798)

Cash flows from financing activities
Proceeds from stock purchase agreements	-	452,000
Proceeds from short-term debt	35,000	-
Proceeds from long-term debt	-	200,000
Principal payments on long-term debt	(131,409)	(227,373)
Borrowings on line of credit	3,620,306	-
Repayments on line of credit	(3,568,462)	-
Loans to stockholders	(24,502)	-
Loans from stockholders	22,763	-
Net cash (used in) provided by financing activities	(46,304)	424,627

Net (decrease) increase in cash and cash equivalents	(239,570)	7,827

Cash and cash equivalents, beginning of period	376,682	43,995

Cash and cash equivalents, end of period	$ 137,112	$ 51,822

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 152,621	$ 60,385
Cash paid for income taxes	$ -	$ -
Issuance of common stock in settlement of accounts payable and accrued expenses	$ -	$ 223,488
Issuance of common stock in extinguishment of long-term debt	$ 96,333	$ 825,000
Issuance of common stock for stock purchase agreements	$ -	$ 4,714
Issuance of common stock for expenses	$ 137,240	$ 626,217

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Notes to condensed consolidated financial statements (unaudited)

1. Organization and Summary of Significant Accounting Policies:

(a)  Basis of Presentation--The condensed consolidated financial statements include the financial statements of BP International, Inc., its wholly owned subsidiaries Ball Products, Inc. and the accounts of its 100% interest in Telas Olefines, S.A. de C.V (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-KSB, as filed with the SEC on September 14, 2005.
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

(b)  Corporate Organization--BP International, Inc. (the “Company” or “BP”) operations consist primarily of the manufacture and sale of sports field equipment and industrial fabrics used commercially as wind and privacy screen to customers throughout the United States. Additionally, the Company manufactures and installs shade structures.On May 31, 2004 the Company completed the acquisition of 80% of the outstanding stock of Telas Olefines, S.A. de C.V. (Telas), a Mexican corporation previously controlled by the Company’s principal stockholders. Telas is located near Mexico City and includes a 25,000 square foot fabric knitting plant. In exchange for the 80% interest acquired, the Company forgave unsecured loans receivable amounting to $1,041,552. The loans had been extended to Telas primarily to construct the physical plant and acquire the related fabric knitting equipment. One of the directors of the Company retained a 20% interest in Telas and functions as the general manager of the manufacturing facility. On May 31, 2005, the Company acquired the remaining interest in Telas for forgiveness of loans receivable in the amount of $260,388.

(c) Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

(d) Foreign Currency Translation--Telas uses its local currency as the functional currency.  The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period.  Translation adjustments are deferred as a separate component of stockholders’ equity, within other comprehensive income.  Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of earnings.  At November 31, 2005 and 2004, translation adjustments were not material.

2. Going Concern and Management’s Plan:

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described herein, the liquidity of the Company has been affected by net losses in the first and second quarter 2006, and fiscal years 2005 and 2004. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Historically, the Company’s losses have been financed through third party financing and loans from DM Ventures on terms that may have not been available from other sources.
The Company’s realization of assets and satisfaction of liabilities in the ordinary course of business are dependent upon several factors including the Company’s ability to secure additional funding through investment groups to provide liquidity, third party financing, and the generation of sufficient cash flow to satisfy its obligations on a timely basis.
The Company as a part of its plan towards resolving these issues has taken the actions as described below.  Although management believes these actions will improve operations and liquidity, there can be no assurance that these actions will improve operations or liquidity, or occur on terms acceptable to the Company.

  During 2005, the operations and processes of the Company were analyzed and restructured to obtain greater efficiencies in production and distribution, whereby enabling a higher gross margin. Management has continued to evaluate operations as well and has made several other changes in management and personnel that are designed to improve product distribution, project completion and on-time delivery.  Management believes that these efficiencies have positioned the Company to experience increased sales volume of more profitable industrial fabrics and structures by our Shadezone division.
  Effective October 31, 2005, the Chairman of the Board of Directors and CEO, Larry Ball, resigned all officer level positions with the Company, including that of president. On November 14, 2005 Larry Ball also resigned from the Board of Directors of the Company.
  On October 31, 2005 Mr. William C. DeTemple was appointed to the position of Chief Executive Officer under a consulting agreement to serve for a thirteen week period beginning November 1, 2005 for the amount of $3,500 per week, plus expenses incurred.  On November 14, 2005 Mr. DeTemple was appointed to the Board of Directors.  The consulting agreement has subsequently expired and Mr. DeTemple is currently in negotiation with the Board of Directors to renew the terms of said agreement.

  On October 31, 2005, Chief Financial Officer Emmet Ball resigned all officer level positions with the Company, including that of Chief Financial Officer.  On December 1, 2005 Emmet Ball also resigned from the Board of Directors of the Company.
  On November 18, 2005 Mr. William C. DeTemple was appointed to the position of Chief Financial Officer.

  The Company is currently in negotiation with the holders of the convertible notes to convert the notes payable in the amount of $1,050,000 into equity by May 31, 2006.
  The Company is currently in negotiation with the holder of the mortgage to convert the mortgage held on certain real property in the amount of $230,000 into equity by May 31, 2006.

  The Company is currently in negotiation with its financial institution to extend the over advance waiver in the amount of $1,379,000 for an additional six months. (See Note 8)

  The Company is evaluating the potential sale of the Mexico manufacturing facility.  The sale is estimated to net approximately $500,000 to $750,000 based on discussions with a  commercial real estate agent in Mexico.  Management anticipates the sale would take place by June 1, 2006.  Since this facility does not have external sales, the divestiture would have no adverse impact on revenue or ongoing cash flow as the raw materials manufactured at this facility could be procured at competitive pricing from China.
  The Company is evaluating the potential sale/leaseback of the Deland facility.  The sale is estimated to net approximately $1,200,000 to $1,500,000 after capital gains taxes and payoff of the existing mortgage.  This is based on discussions with a commercial real estate agent in Deland.  Management anticipates the sale would take place by June 1, 2006.  At the time of the sale the terms of the lease will be negotiated with the new owner of the facility.

The Company’s current conditions have and are significantly affecting the Company’s operating results and liquidity.  During the months ahead, the Company will be forced to make difficult decisions regarding, among other things, the future direction and capital structure of the Company.  The Company is in the process of retaining financial and legal advisors that will review the financial alternatives available to the Company.

3.  Inventories:

Inventories are stated at the lower of cost or market and consist of raw materials, manufactured and purchased products. Cost is determined by the first-in, first-out method.

At November 30, 2005 inventories consisted of the following:
November 30, 2005
Raw materials	$ 663,271
Work-in-process	138,605
Finished goods	64,787
Less: Reserve for obsolescence	(72,000)
$ 794,663

 4.  Related Party Transactions: Amounts due from related parties of $273,938 as of November 30, 2005 represent non-interest bearing unsecured advances (primarily to the principal stockholders) that are due on demand. These balances have been presented as a reduction of additional paid in capital in the condensed consolidated balance sheet.

5.  Stockholders’ Deficit:

Common Stock

The Company has 100,000,000 shares (0.001 par value) of common stock authorized of which 51,806,024 are issued and outstanding.
During the six months ended November 30, 2005, the Company issued 829,000 shares for services valued at $137,240 and 437,880 shares in connection with a conversion of debt to equity.

Preferred Stock
The Company is authorized to issue up to 100,000 shares of preferred stock, par value $1.00 per share, the rights, preference and privileges of which may be determined from time to time by the Board of Directors. The Board of Directors is authorized to designate with respect to each series of preferred stock the number of shares in each such series, the dividend rates and dates of payment, voluntary and involuntary liquidation preferences, redemption prices, if any, whether or not dividends shall be cumulative, and, if cumulative, the date or dates from which the same shall be cumulative, the sinking fund provisions, if any, and the terms and conditions on which shares can be converted into or exchanged for shares of another class or series, and the voting rights, if any. As of November 30, 2005 there were no shares of preferred stock issued and outstanding. Any preferred stock issued will rank prior to the common stock as to dividends and as to distributions in the event of liquidation, dissolution or winding up of the Company. The ability of the Board of Directors to issue preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting powers of holders of common stock. The preferred stock will, if issued, be fully paid and assessable.

Stock Options/Employee Incentive Plans
During the year ended May 31, 2004, the Company authorized 2,000,000 shares of stock under an S-8 Registration Statement for the purpose of issuing restricted, unrestricted or performance share awards to officers, directors, employees, consultants and advisors under the BP International, Inc. 2004 Stock Incentive Plan. The plan provides for shares or options to be issued at 100% of the fair market value on the date of the grant, unless the employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock, the price shall be not be less than 110% of fair market value on the grant date. Option terms shall be no more than five years from the date of grant. There have been no options or stock appreciation rights issued under the plan. Shares issued under this plan are listed below under “Transactions”.

Transactions

During the fiscal quarter ended August 31, 2005, the Company issued 825,000 shares of common stock valued at $120,000 ($0.17 per share) in exchange for the identification of technological and company acquisition services from unrelated parties.

During the fiscal quarter ended August 31, 2005, the Company issued 4,000 shares of common stock valued at $740 ($0.19 per share) in exchange for advertising consulting services from a related party.

During the fiscal quarter ended August 31, 2005, the Company issued 437,880 shares of common stock valued at $96,333 ($0.22 per share) in connection with the conversion of debt to equity.

Loss Per Share of Common Stock:
Loss per share of common stock has been computed based upon the weighted average number of common shares outstanding during the years presented. Common stock equivalents resulting from the issuance of convertible debt were not included in the calculation of diluted earnings per share information since they were anti-dilative.

6.  Commitments and Contingencies:

The Company had previously filed a malpractice and negligence claim against an engineering firm for work done related to a customer project. During 2005, the lawsuit was settled out of court and the engineering firm agreed to pay the Company $70,000. The Company has received $35,000 during the prior fiscal year.  The remaining $35,000 is included in other current receivables as this amount is to be received no later than July 5, 2006.

7. Short-Term Debt

In November 2005, the Company issued a convertible note payable to an individual secured by a fourth mortgage on certain real property for $35,000. At the option of the holder, the note can be converted to common stock at $0.05 per share.

8. Long-Term Debt

The Company has a convertible note payable and a revolving credit facility due to a financial institution based on eligible accounts receivable.  As of November 30, 2005, advances exceed eligible accounts receivable by $1,379,000.  The total amount due at November 30, 2005 of the revolving credit facility is $2,121,352 and has been included in the current portion of long-term debt.  The financial institution has waived the over advance until March 31, 2006.  The entire loan balance has been included in the current portion of long-term debt as the company is in default due to the over advance and other factors.  In event of default on the note, the holder, at its option, may elect to require the Company to make a default payment of 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, and all other amounts due.

The Company is currently negotiating with the financial institution to extend the over advance for an additional six months.  The financial institution has verbally agreed to the time extension in principle pending no adverse findings in an accounts receivable audit that was performed in November.
The Company has received the necessary waiver from the holders of convertible notes payables in the amounts of $1,050,000.  As a result of this waiver, the Company presently is not in default and the holders of the notes have agreed to defer until maturity the payment of all accumulated interest and other related charges due.

The Company has received the necessary waiver from the holder of a mortgage note payable in the amount of $230,000.  As a result of the waiver, the Company presently is not in default on the mortgage note payable as the lender has deferred the initial interest payment due under the terms of the note until June 30, 2006.  The Company is currently in negotiation with the lender as to the date the principal payments will become due and payable.
The Company has received the necessary waiver from a financial institution which is the holder of the first mortgage on certain real property in the amount of $847,117. As a result of this waiver, the Company presently is not in default on the mortgage as the mortgagee has consented to and granted the execution and delivery of the subordinate mortgages on the property encumbered by the first mortgage.
At November 30, 2005 long-term debt consisted of the following:

November 30, 2005
Revolving credit facility to a financial institution	$ 1,121,352
Convertible note payable to a financial institution	1,000,000
Convertible notes payable	1,050,000
Mortgage note payable to an individual	230,000
Mortgage note payable to a financial institution	847,117
Note payable to a related party	10,792
Various loans payable to financial institutions	34,564
$ 4,293,825

9.  Subsequent Event
In the third fiscal quarter, the Company issued convertible notes payable to an individual secured by a fourth mortgage on certain real property totaling $466,000.  At the option of the holder, these notes can be converted to common stock at $0.05 per share.
In December 2005, the Company issued a promissory note payable to an individual secured by a mortgage on certain real property for $151,340.  The promissory note is to be paid in four monthly installments at the rate of 12% interest.  The promissory note is due on April 30, 2006.

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

·

Tennis and Tennis Court Equipment, such as windscreens and accessories, tennis nets, net posts, benches, court cabanas, court accessories, divider netting, backdrop curtains, protective padding, customized logos, volleyball equipment, basketball equipment and tennis court lighting.

·	Athletics Equipment, such as turf protectors, field covers, windscreens, artificial turf mats, safety rails and batting cages and frames.
·	Fencing Fabrics, such as privacy screens, decorative screens, kennel covers, horticultural fabrics, silt fencing, safety fencing and temporary fencing.
·

Netting, made with knotted and knotless nylon, knotted and knotless polyethylene, for sports activities such as baseball, soccer, golf, volleyball, tennis, hockey, lacrosse, football and for bird and scaffold netting.

·	Shade Structures, Canopies and Cabanas under the trade name 'ShadeZone®'.

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

We sell our products to sports facilities, support facilities, municipalities, parks, playgrounds, schools and recreation centers. We distribute our products through authorized dealers, contractors, or direct delivery. The Company has 45 employees and all are full-time employees.

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

Trademarks

We have secured US federal trademarks for the following trade names:

·	ShadeZone®
·	DuraScreen®
·	DuraShade®
·	PrivaScreen®

We have no patents, labor agreements, license arrangements, franchise arrangements, royalty agreements or concession arrangements.

Hazardous Materials, Government Regulation, and Environmental Compliance

Our Company operations involve the controlled use of hazardous materials and chemicals. Although we believe that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and such liability could exceed our resources. We may incur substantial costs to comply with environmental regulations.

The Historical Development of Our Business

Our wholly owned subsidiary, Ball Products, Inc., conducts our manufacturing operations. Ball Products, Inc. is a Florida corporation, founded in 1987 by Larry Ball and Emmett Ball.  William C. DeTemple serves as CEO as of November 1, 2005. Ball Products, Inc. became part of BP International, Inc. (BPI) in April of 2003 when BPI  (then we were called Allergy Immuno Technologies, Inc.) acquired Ball Products, Inc.

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

Results of Operations

For the Six Months Ended November 30, 2005

Net Sales. We had net sales of $3,482,548 in the six months ended November 30, 2005 compared to $2,518,950 in the comparable period in 2004, an increase of $963,598 or 38.3%. The increase was attributable to increased orders for tennis nets, windscreens and Shadezone structures.

Cost of Sales. We had cost of sales of $2,582,239 in the six months ended November 30, 2005, representing approximately 74.1% of net sales, compared to cost of sales of $1, 878,575 in the comparable period in 2004, which represented 74.6% of net sales.  The increase of $703,664 in the cost of sales was principally due to purchasing of materials in smaller lots (due to liquidity factors) and to increased volume of 38.3%.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $1,499,654 in the six months ended November 30, 2005, approximately 43.1% of net sales, compared to $1,625,948 in the comparable period in 2004, which represented 64.5% of net sales. This represents a decrease of $126,294 or 21.4% in selling, general and administrative expenses and is due mainly to investor relations expenses incurred in the same quarter of 2004 which were not incurred in the reporting period and a reduction in payroll and related expenses due to a decrease in headcount.

Loss from operations  for the six months ended November 30, 2005 was $(599,345) compared to loss from operations of $(985,573) in the comparable period in 2004, a decrease of $386,228 or 39.2%. The decrease in loss from operations is attributable mainly to construction and related costs for the Mexico plant and investor relations expenses incurred in the same quarter of 2004 which were not incurred in the reporting period and a reduction in payroll and related expenses due to a decrease in headcount.  Increased cost of sales was partially offset by the decrease in SG&A costs as described above.

Other expense for the six months ended November 30, 2005 was $372,414 compared to $256,509 in the comparable period in 2004, an increase of $115,905 or 45.2%. The increase is due to an increase in interest expense as the company is currently unable to obtain favorable interest rates and a loss from disposal of equipment.

Net loss for the six months ended November 30, 2005 was $(971,759) compared to a net loss of $(1,242,082) in the comparable period in 2004, a decrease of $270,323, or 21.8%.  The decrease in net loss is due to a decrease in SG&A costs offset by an increase in other expense.

For the Three Months Ended November 30, 2005

Net Sales. We had net sales of $1,644,748 for the three months ended November 30, 2005 compared to $976,511 in the comparable period in 2004, an increase of $668,237 or 68.4%.  The increase was attributable to increased orders for tennis nets, windscreens and Shadezone structures.

Cost of Sales.  We had cost of sales of $977,223 for the three months ended November 30, 2005 representing approximately 59.4% of  net sales, compared to cost of sales  of $750,361 in the comparable period in 2004, which represented 76.8% of net sales.  The increase of $226,862 in the cost of sales was principally due to changes in our product mix, development of bidding policies and a decrease in re-engineering and warranty work on our Shadezone structures.

Gross Profit.  We had gross profit of $667,525 for the three months ended November 30, 2005 representing approximately 40.6% of sales, compared to gross profit of $226,150 in the comparable period in 2004, which represented 23.2% of sales.  The increase of $441,375 was primarily due to a change in our product mix, and an increase in re-engineering and warranty work on the Shadezone structures.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $780,506 for the three months ended November 30, 2005, approximately 47.5% of net sales, compared to $768,817 in the comparable period in 2004, which represented 78.7% of net sales.  This represents an increase of $11,689 or 1.5%.

Loss from operations for the three months ended November 30, 2005 of $(112,981) compared to loss from operations of  $(542,667) in the comparable period in 2004, a decrease of $429,686 or 79.2%.  The decrease in loss from operaions  is attributable mainly to construction and related costs for the Mexico plant and investor relations expenses incurred in the same quarter of 2004 which were not incurred in the reporting period and a reduction in payroll and related expenses due to a decrease in headcount.  Increased cost of sales was partially offset by the decrease in SG&A costs as described above.

Other expense for the three months ended November 30, 2005 was $207,323 compared to $109,956 in the comparable period in 2004, an increase of $97,367 or 88.6%.  The increase is due to an increase in interest expense and a loss from disposal of equipment.

Net loss for the three months ended November 30, 2005 was $(320,304) compared to a net loss of $(652,623) in the comparable period in 2004, a decrease of $332,319 or 50.9%. The decrease in net loss is due to a decrease in SG&A costs offset by an increase in other expense.

Liquidity and Capital Resources

As described in the notes to condensed consolidated financial statements above, the liquidity of the Company has been affected by net losses for the first and second quarters of  2006, and fiscal years 2005 and 2004, conditions which raise substantial doubt about the combined Company’s ability to continue as a going concern.

Management is of the opinion that the activities described in the notes to the consolidated financial statements have positioned the Company to experience increased sales volume of more profitable industrial fabrics.  Further, management contemplates that increased sales combined with anticipated additional capital contributions from an investor group, and borrowing availability at more favorable terms will significantly improve operations and cash flow in 2006.  Management expects cash flow from operations; capital and borrowing will be adequate for the next twelve months.

Our principal source of working capital borrowings are from our revolving credit facilities and capital investments. We have experienced losses in the last three years and have relied upon borrowings under our revolving credit facilities and capital investments to maintain liquidity and continue operations.

Cash outflow from Operating Activities for the six months ended November 30, 2005 $(204,761), which was largely due to the net loss. Cash inflow from Investing Activities was $11,495 which was the result of cash received on disposal of equipment, offset by net purchases of equipment. Cash outflow from Financing Activities was $(46,304), the result of principal payments on long term debt, offset by net loans from stockholders and borrowings under our line of credit.

The Company has been over advanced by approximately of $1,379,000 of eligible accounts receivable on its revolving and minimum convertible note payable to financial institution due December 2007. The financial institution has verbally waived the over advance until March 31, 2006. The entire loan balance has been included in the current portion of long-term debt as the company is in default due to the over advance and other factors. In event of default on the note, the holder, at its option, may elect to require the Company to make a default payment of 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, and all other amounts due.
The Company is currently negotiating with financial institution to extend the over advance waiver for an additional six months.  The financial institution has agreed to the time extension in principle pending no adverse findings in an accounts receivable audit that was performed in November.  As to the date of filing this quarterly report, a report has not been issued to the Company detailing the audit findings.  The company intends to pay down this over advance from capital contributions from an investor group.
In November 2005, the Company issued a convertible note payable to an individual secured by a fourth mortgage on certain real property for $35,000. At the option of the holder, the note can be converted to common stock at $0.05 per share.  The Company recorded a beneficial conversion benefit of $35,000 which was limited to the amount of the debt, upon issuance of the note.
On December 6, 2005, the Company issued convertible notes payable to an individual secured by a fourth mortgage on certain real property totaling $466,000.  At the option of the holder, these notes can be converted to common stock at $0.05 per share.  In the third fiscal quarter the Company recorded a beneficial conversion benefit of $466,000 which was limited to the amount of the debt, upon issuance of the notes.
In December 2005, the Company issued a promissory note payable to an individual secured by a mortgage on certain real property for $151,340.  The promissory note is to be paid in four monthly installments at the rate of 12% interest.  The promissory note is due on April 30, 2006.  In the third fiscal quarter the Company recorded a current liability of $151,340.

The Company is evaluating the potential sale of the Mexico manufacturing facility.  The sale is estimated to net approximately $500,000 to $750,000 based on discussions with a commercial real estate agent in Mexico.  Management anticipates the sale would take place by June 1, 2006.  Since this facility does not have external sales, the divestiture would have no adverse impact on revenue or ongoing cash flow as the raw materials manufactured at this facility could be procured at competitive pricing from China.

The Company is evaluating the potential sale/leaseback of the Deland facility.  The sale is estimated to net approximately $1,200,000 to $1,500,000 after capital gains taxes and payoff of the existing mortgage.  This is based on discussions with a commercial real estate agent in Deland.  Management anticipates the sale would take place by June 1, 2006.  At the time of the sale the terms of the lease will be negotiated with the new owner of the facility.

During the fiscal quarter ended August 31, 2005, the Company converted debt of $96,333 to equity by issuing 437,880 shares of common stock to DM Ventures, Inc.

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

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s six months ended November 30, 2005 the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has a convertible note payable and a revolving credit facility due to a financial institution based on eligible accounts receivable.  As of November 30, 2005, advances exceed eligible accounts receivable by approximately $1,379,000.  The total amount due at November 30, 2005 of the revolving credit facility is $2,121,352 and has been included in the current portion of long-term debt.  The financial institution has waived the over advance until March 31, 2006.  The entire loan balance has been included in the current portion of long-term debt as the company is in default due to the over advance and other factors.  In event of default on the note, the holder, at its option, may elect to require the Company to make a default payment of 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, and all other amounts due.  The Company is currently negotiating with the financial institution for a time extension as described in the Liquidity section above.
The Company has received the necessary waiver from the holders of convertible notes payables in the amounts $1,050,000.  As a result of this waiver, the Company presently is not in default and the holders of the notes have agreed to defer until maturity the payment of all accumulated interest and other related charges due.

The Company has received the necessary waiver from the holder of a mortgage note payable in the amount of $230,000.  As a result of the waiver, the Company presently is not in default on the mortgage note payable as the lender has deferred the initial interest payment due under the terms of the note until June 30, 2006.  The Company is currently in negotiation with the lender as to the date the principal payments will become due and payable.
The Company has received the necessary waiver from a financial institution which is the holder of the first mortgage on certain real property in the amount of $847,117. As a result of this waiver, the Company presently is not in default on the mortgage as the mortgagee has consented to and granted the execution and delivery of the subordinate mortgages on the property encumbered by the first mortgage.

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

Dated: 2/22/06

BP International, Inc.

Registrant

By /s/ William DeTemple
William C. DeTemple
President & CEO

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, William DeTemple, Chief Executive Officer and Chief Financial Officer, certify that

1.   I have reviewed this form 10-QSB for the six months ended November 30, 2005 of BP International, Inc.;

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

4.   The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Omitted;

(c)   Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)   Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.   The small business issuer’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: 2/22/06	By: /s/ William DeTemple
Name: William DeTemple
Title: Chief Executive Officer / Chief Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2006.

EXHIBIT 31.1-

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the “Company”) on Form 10-QSB for the six months ended November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: 2/22/06	By: /s/ William DeTemple
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