Form 10KSB/A
period 2005-05-31
BP INTERNATIONAL INC
filed 2006-03-01
CIK 1082737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-KSB/A
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [X].

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,570,089 based on the average bid and asked prices of the common stock as of September 1, 2005.

As of May 31, 2005, 50,539,144 shares of common stock, $.001 par value, of the registrant were issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB/A contains forward-looking statements that involve business and growth strategies;
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

PART I

Introduction

 We are filing this Amended Form 10-KSB in order to correct an error in our previously filed Form 10-KSB for the period ended May 31, 2005. Specifically, the prior Form 10-KSB contained the following error: Our certifying accountants' REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM did not bear a signature line. We have corrected this technical omission in this Amended Report.

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

/s/ DASZKAL BOLTON LLP
Daszkal Bolton LLP

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

Board of Directors

BP International, Inc.

(formerly Allergy Immuno Technologies, Inc.)

We consent to the use of our report, dated August 19, 2004, relating to the consolidated financial statement of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.) as of May 31, 2004 and for the year then ended which report appears in the May 31, 2005 Annual Report on Form 10-KSB/A of BP International, Inc. (formerly Allergy Immuno Technologies, Inc.).

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
/s/ William DeTemple _______________________________ William DeTemple	BP INTERNATIONAL Director, President and Chairman of the Board	February 28, 2006

Pursuant to the requirements of the Securities Exchange of 1934, the following persons in the capacities and on the dates stated have signed this report below.

Signature	Title	Date
/s/ William DeTemple _______________________________ William DeTemple	Director, President and Chairman of the Board	February 28, 2006
/s/ William DeTemple _______________________________ William DeTemple	Chief Financial Officer	February 28, 2006

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William DeTemple, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of BP International, Inc.;

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

Date: February 28, 2006

/s/ William DeTemple
_____________________
William DeTemple
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William DeTemple, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of BP International, Inc.;

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

Date: February 28, 2006

/s/ William DeTemple
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

* * *

Exhibit 99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of BP International, Inc., a Delaware corporation (the 'Company'), on Form 10-KSB/A for the period ending May 31, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Larry Ball, Chief Executive Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 28, 2006

/s/ William DeTemple
_____________________
William DeTemple
Chief Executive Officer

* * *

Exhibit 99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of BP International, Inc., a Delaware corporation (the 'Company'), on Form 10-KSB/A for the period ending May 31, 2005 as filed with the Securities and Exchange Commission (the 'Report'), I, Emmett Ball, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 28, 2006

/s/ William DeTemple
_____________________
William DeTemple
Chief Financial Officer