Form 10QSB
period 2006-02-28
BP INTERNATIONAL INC
filed 2006-04-13
CIK 1082737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

 For the quarterly period ended February 28, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 000-26189

BP INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	95-3937129
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

510 West Arizona Ave, DeLand, FL 32720
(Address of principal executive offices)

386.943.6222
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, par value $.001, outstanding as of April 7, 2006: 70,006,558 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

BP INTERNATIONAL, INC.
Table of Contents

CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2006

(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$90,084
Accounts receivable, net of allowance for doubtful accounts
of $77,049	683,975
Other receivables	90,642
Inventories, net	879,682
Prepaid expenses and other current assets	154,885
Total current assets	1,899,268

Plant and equipment, net of accumulated depreciation
of $728,969	1,440,756

Other assets
Debt issuance costs, net of accumulated amortization of
$118,313	164,187
Deposits	114,500
Total other assets	278,687

Total Assets	$3,618,711

LIABILITIES AND CAPITAL DEFICIT
Current liabilities
Current portion of long-term debt, net of $391,364
in unamortized discount	$1,568,397
Accounts payable	1,375,411
Accrued expenses	127,291
Note payable	151,341
Total current liabilities	3,222,440

Long-term debt
Long-term debt, less current portion	959,360
Total liabilities	4,181,800

Commitments and contingencies

Capital deficit
Common stock	70,006
Additional paid-in capital	7,863,894
Stock subscription payable	86,586
Accumulated other comprehensive income	(12,689)
Accumulated deficit	(8,570,886)
Total capital deficit	(563,089)

Total Liabilities and Capital Deficit	$3,618,711

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

(Unaudited)
	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net sales	$ 4,742,402	$ 4,287,907	$ 1,259,854	$ 1,768,957

Cost of sales	3,664,745	2,981,290	1,082,506	1,102,715

Gross profit	1,077,657	1,306,617	177,348	666,242

Selling, general and administrative expenses	2,203,387	2,690,207	711,251	1,064,259

Loss on disposal of equipment	27,820	-	-	-

Loss from operations	(1,153,550)	(1,383,590)	(533,903)	(398,017)

Other expenses
Interest expense, net	(912,389)	(336,103)	(567,795)	(79,594)

Net loss	(2,065,939)	(1,719,693)	(1,101,698)	(477,611)

Foreign currency translation adjustment	(12,689)	-	(5,171)	-
			__
Comprehensive loss	$ (2,078,628)	$ (1,719,693)	$ (1,106,869)	$ (477,611)

Weighted average shares outstanding -- basic and diluted	51,617,599	43,244,041	51,806,024	47,525,202

Basic and diluted loss per share	$ (0.04)	$ (0.04)	$ (0.02)	$ (0.01)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006

(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Payable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Capital Deficit
Balance, May 31, 2005	50,539,144	$ 50,539	$ 5,366,840	$ 182,919	$ -	$ (6,504,947)	$ (904,649)

Issuance of common stock for services	829,000	829	136,411	-	-	-	137,240

Issuance of common stock for subscriptions payable	437,880	438	95,895	(96,333)	-	-	-

Loans to stockholders	-	-	(24,502)	-	-	-	(24,502)

Loans from stockholders	-	-	22,763	-	-	-	22,763

Conversion of debt to equity	18,200,534	18,200	2,266,487	-	-	-	2,284,687

Foreign currency translation					(12,689)		(12,689)

Net loss	-	-	-	-	-	(2,065,939)	(2,065,939)

Balance, February 28, 2006	70,006,558	$70,006	$ 7,863,894	$ 86,586	$ (12,869)	$ (8,570,886)	$ (563,089)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 2006 AND 2005
(Unaudited)
	2006	2005
Cash flows from operating activities
Net loss	$(2,065,939)	$(1,719,693)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	117,997	51,286
Amortization of discount on convertible debt	169,313	-
Beneficial conversion feature on convertible debt	406,500	-
Foreign currency translation	(12,689)	-
Allowance for doubtful accounts	(17,951)	-
Reserve for inventory obsolescence	(24,419)	-
Amortization of debt issuance costs	71,230	-
Issuance of common stock for services	137,240	305,888
Loss on disposal of assets	27,820	-
Stock purchase agreement for services	-	69,300
Minority interest in loss of subsidiary	-	(28,816)
Changes in current assets and liabilities
Accounts receivable-net	227,343	155,899
Other receivables	(7,513)	-
Prepaid expenses and other	(49,909)	129,751
Inventory	(32,341)	(356,896)
Accounts payable	402,802	(168,467)
Accrued expenses	(66,160)	-
Deposits	(114,500)	2,071
Due from affiliate	-	(66,216)

Net cash used in operating activities	(831,176)	(1,625,893)

Cash flows from investing activities
Purchases of property, plant and equipment	(66,715)	(33,965)
Proceeds from disposal of equipment	39,359	-
Net cash used in investing activities	(27,356)	(33,965)

Cash flows from financing activities
Net borrowings on line of credit	498,450	-
Principal payments on long-term debt	(110,678)	(918,346)
Proceeds from long-term debt	34,560	2,312,652
Issuance of note payable	151,341	-
Loans to stockholders	(24,502)	-
Loans from stockholders	22,763	-
Proceeds from stock purchase agreements	-	452,000
Net cash provided by financing activities	571,934	1,846,306

Net (decrease) increase in cash and cash equivalents	(286,598)	186,448

Cash and cash equivalents, beginning of period	376,682	43,995

Cash and cash equivalents, end of period	$ 90,084	$ 230,443

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 54,555	$ 99,245
Issuance of common stock in settlement of accounts payable and accrued expenses	$ -	$ 294,461
Issuance of common stock in extinguishment of long-term debt	$ 2,284,687	$ 1,125,000
Issuance of common stock for stock purchase agreements	$ -	$ 4,714
Issuance of common stock for expenses	$ 137,240	$ 626,217

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Notes to condensed consolidated financial statements (unaudited)

1. Organization and Summary of Significant Accounting Policies:

(a) Basis of Presentation--The condensed consolidated financial statements include the financial statements of BP International, Inc., and its wholly owned subsidiaries, Ball Products, Inc. and Telas Olefines, S.A. de C.V (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB, as filed with the SEC on September 14, 2005 and amended March 1, 2006.

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

(b) Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

(c) Foreign Currency Translation--Telas uses its local currency as its functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. Translation adjustments are deferred as a separate component of stockholders' equity, within other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included as a foreign currency translation adjustment within the consolidated statements of operations

(d) Reclassifications--During the prior fiscal year 2005, the Company recorded freight expense as a single account in selling, general and administrative expenses. Effective for the current fiscal year 2006, the Company changed its method of recording freight expense from a single account to recording freight-in as cost of sales and freight-out as selling, general and administrative expense. Reclassification of these amounts for the prior fiscal period is impractical at this point.

2. Going Concern and Management's Plan:

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described herein, the liquidity of the Company has been affected by net losses in the first, second and third quarters of 2006, and fiscal years 2005 and 2004. Accordingly, these conditions raise substantial doubt about the Company's ability to continue as a going concern. Historically, the Company's losses have been financed through third party financing and loans from DM Ventures on terms that may have not been available from other sources.

The Company's realization of assets and satisfaction of liabilities in the ordinary course of business are dependent upon several factors including the Company's ability to secure additional funding through investment groups to provide liquidity, third party financing, and the generation of sufficient cash flow to satisfy its obligations on a timely basis.

The Company as a part of its plan towards resolving these issues has taken the actions as described below. Although we are presently attempting to secure additional financing to continue our operations, there is no assurance additional capital will be available on acceptable terms, if at all. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

* During 2005, the operations and processes of the Company were analyzed and restructured to obtain greater efficiencies in production and distribution. Management has continued to evaluate operations as well and has made several other changes in management and personnel that are designed to improve product distribution, project completion and on-time delivery. Management believes that these efficiencies have positioned the Company to experience increased sales volume of more profitable industrial fabrics and structures by our Shadezone division.

* Effective October 31, 2005, the Chairman of the Board of Directors and CEO, Larry Ball, resigned all officer level positions with the Company, including that of president. On November 14, 2005 Larry Ball also resigned from the Board of Directors of the Company.

* On October 31, 2005 Mr. William C. DeTemple was appointed to the position of Chief Executive Officer under a consulting agreement to serve for a thirteen week period beginning November 1, 2005 for the amount of $3,500 per week, plus expenses incurred. On November 14, 2005 Mr. DeTemple was appointed to the Board of Directors. The consulting agreement has subsequently expired and Mr. DeTemple is currently in negotiation with the Board of Directors to renew the terms of said agreement.

* On October 31, 2005, Chief Financial Officer Emmet Ball resigned all officer level positions with the Company, including that of Chief Financial Officer. On December 1, 2005 Emmet Ball also resigned from the Board of Directors of the Company.

* On November 18, 2005 Mr. William C. DeTemple was appointed to the position of Chief Financial Officer.

* On February 23, 2006, Andrew Thompson, S. Dean Martin and Harry Tsumas were appointed to the Board of Directors. Mr. Thompson and Mr. Martin are both considered to be independent directors.

* On March 1, 2006, William DeTemple resigned as Chief Financial Officer of the Company. Mr. DeTemple retains his position as President, CEO, and board member of the Company.

* On March 1, 2006, concurrently with Mr. DeTemple's resignation, Tami L. Tharp was appointed to the position of Chief Financial Officer of the Company.

* The Company is currently in negotiation with its financial institution to extend the over advance waiver in the amount of $1,379,000 for an additional six months. (See Note 7)

The Company's current conditions have and are significantly affecting the Company's operating results and liquidity. During the months ahead, the Company will be forced to make difficult decisions regarding, among other things, the future direction and capital structure of the Company. The Company is in the process of retaining financial and legal advisors that will review the financial alternatives available to the Company.

3. Capital Deficit:

Stock Options/Employee Incentive Plans

During the year ended May 31, 2004, the Company authorized 2,000,000 shares of stock under an S-8 Registration Statement for the purpose of issuing restricted, unrestricted or performance share awards to officers, directors, employees, consultants and advisors under the BP International, Inc. 2004 Stock Incentive Plan. The plan provides for shares or options to be issued at 100% of the fair market value on the date of the grant, unless the employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock, the price shall be not be less than 110% of fair market value on the grant date. Option terms shall be no more than five years from the date of grant. There have been no options or stock appreciation rights issued under the plan as of this filing.

Transactions

During the fiscal quarter ended August 31, 2005, the Company issued 825,000 shares of common stock valued at $136,500 ($0.17 per share) in exchange for the identification of technological and company acquisition services from unrelated parties.

During the fiscal quarter ended August 31, 2005, the Company issued 4,000 shares of common stock valued at $740 ($0.19 per share) in exchange for advertising consulting services from a related party who is a shareholder of the Company.

During the fiscal quarter ended August 31, 2005, the Company issued 437,880 shares of common stock to a related party who is a director of the Company valued at $96,333 in connection with the conversion of debt to equity

During the fiscal quarter ended February 28, 2006, the Company issued 2,384,370 shares of common stock to a related party who is a director of the Company valued at $238,438 in connection with the conversion of debt to equity.

During the fiscal quarter ended February 28, 2006, the Company issued 15,816,164 of common stock to a related party who is a director of the Company valued at $1,639,749 in connection with the conversion of debt to equity.

Loss Per Share of Common Stock:

Loss per share of common stock has been computed based upon the weighted average number of common shares outstanding during the periods presented. Common stock equivalents resulting from the issuance of convertible debt were not included in the calculation of diluted earnings per share information since they were anti-dilutive.

4. Commitments and Contingencies:

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

5. Leases

On January 7, 2006, the Company entered into an operating lease agreement for computer equipment, software, licensing, and installation. The lease term is 36 months. The lease begins on March 21, 2006 and expires on March 21, 2009. Future minimum rentals for this operating lease are $12,569, $16,759, $16,759, and $4,189 for the years ending 2006, 2007, 2008, and 2009, respectively.

6. Note Payable

In December 2005, the Company issued a promissory note payable to an individual secured by a mortgage on certain real property for $151,340. The promissory note is to be paid in four monthly installments at the rate of 12% interest. The promissory note is due on April 30, 2006. At February 28, 2006 the Company is in default as the first and second payments scheduled for January and February, 2006 respectively were paid subsequent to the end of this fiscal quarter.

7. Long-Term Debt

The Company has a convertible note payable and a revolving credit facility due to a financial institution based on eligible accounts receivable. As of February 28, 2006, advances exceed eligible accounts receivable by $1,379,000. The total amount due at February 28, 2006 of the revolving credit facility is $1,909,075 and has been included in the current portion of long-term debt. The financial institution has waived the over advance until March 31, 2006. The waiver has subsequently expired and the Company is in negotiation with the financial institution for an extension. The entire loan balance has been included in the current portion of long-term debt as the company is in default due to the over advance and other factors. In event of default on the note, the holder, at its option, may elect to require the Company to make a default payment of 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, and all other amounts due.

The Company has received the necessary waiver from a financial institution which is the holder of the first mortgage on certain real property in the amount of $841,701. As a result of this waiver, the Company presently is not in default on the mortgage as the mortgagee has consented to and granted the execution and delivery of the subordinate mortgage on the property encumbered by the first mortgage.

On December 6, 2005, the Company issued convertible notes payable to an individual secured by a fourth mortgage on certain real property totaling $406,500.  In the third fiscal quarter the Company recorded a beneficial conversion benefit of $406,500 which was limited to the amount of the debt, upon issuance of the notes. These notes were converted to common stock on February 28, 2006, (see note 3).

On January 17, 2006, the Company issued a conditional promissory note to a related party, who is a director of the Company, (the Lender), in the amount of $94,500, with interest at the rate of 14%. The note was given to the Lender, because the Lender provided security in the same amount to a third party to allow the Company to obtain a performance bond. No principal payments are due on the note unless the Lender forfeits the security granted by the Lender to the third party for such bond. In the event the Lender is required to forfeit such security, then the entire principal amount of this note, or such amount actually forfeited, whichever is less, plus accrued interest, shall be paid within 30 days. In the event the security is released and no such payment is required to be made by the Lender, then the note shall be canceled and returned to the Company marked "cancelled". The Company expects the construction to be completed and the bond to be cancelled by June 30, 2006.

On February 3, 2006, the Company entered into a premium financing agreement with a financial institution for Directors' and Officers' Liability insurance in the amount of $38,232. The term of the agreement is 10 months with an interest rate of 10.7%. The agreement matures on November 17, 2006. Monthly payments inclusive of principal and interest are $4,012.

In February, 2006, the Company entered into a note and security agreement with a financial institution for heavy equipment in the amount of $42,333. The term of the note is 60 months with an interest rate of 9.84%. The agreement matures on May 3, 2011. Monthly payments inclusive of principal and interest are $896. The equipment serves as collateral for this agreement.

At February 28, 2006 long-term debt consisted of the following:

February 28, 2006
Revolving credit facility to a financial institution	$ 909,075
Convertible note payable to a financial institution	1,000,000
Mortgage note payable to a financial institution	841,701
Note payable to related parties	103,788
Various loans payable to financial institutions	64,557
$ 2,919,121

8. Subsequent Events

On March 8, 2006, the Company entered into a commercial security agreement with a financial institution for the purpose of re-financing a vehicle in the amount of $14,280. Concurrently this agreement paid off a security agreement with a financial institution in the amount of $14,126. The term of the new agreement is 36 months with an interest rate of 8.5%. The agreement matures on March 8, 2009. Monthly payments inclusive of principal and interest are $452. The vehicle serves as collateral for this agreement.

On March 15, 2006, the company entered into a note and security agreement with a financial institution for heavy equipment in the amount of $35,717. The term of the note is 36 months with an interest rate of 10.51%. The agreement matures on June 1, 2009. Monthly payments inclusive of principal and interest are $1,161. The equipment serves as collateral for this agreement.

On March 19, 2006, Estes Express Lines filed a case in federal court in Orlando, FL against Ball Products, Inc. Estes is proceeding on three separate counts: (1) breach of interstate contract for carriage, (2) account, and (3) unjust enrichment. Estes claims that Ball Products, Inc did not pay for interstate shipping services from April, 2005 through February, 2006. Estes is seeking $124,859 in actual damages for unpaid shipping costs and the Company disputes this amount. Estes is seeking additional damages of $149,624 in lost discount, a 30% collection fee of $82,345 plus prejudgment interest and attorney's fees. The Company disputes these claims and believes them to be without merit. Because this matter is in very preliminary stages, management is unable to determine the likelihood of an unfavorable outcome and, accordingly, has not accrued any amount for potential losses in connection with this lawsuit.

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

*	Shade Structures, Canopies and Cabanas under the trade name 'ShadeZone(r)'.

Our ShadeZone(r) shade structures are available as standard installations in common shapes, or as fully customized products tailored to a customer's individual needs. ShadeZone(r) products are manufactured of knitted high-density polyethylene fabric and are UV stabilized and designed to provide maximum sun protection. Knitted with a lock stitch construction and composed of monofilament and tape yarns, the fabric is designed for strength and durability. With a weight of 14 oz. per square yard the ShadeZone(r) fabric is extremely durable.

We sell our products to sports facilities, support facilities, municipalities, parks, playgrounds, schools and recreation centers. We distribute our products through authorized dealers, contractors, or direct delivery. The Company has 63 employees and all are full-time employees.

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

Trademarks

We have secured US federal trademarks for the following trade names:

*	ShadeZone(r)
*	DuraScreen(r)
*	DuraShade(r)
*	PrivaScreen(r)

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

Results of Operations

For the Nine months Ended February 28, 2006

Net Sales. We had net sales of $4,742,402 in the nine months ended February 28, 2006 compared to $4,287,907 in the comparable period in 2005, an increase of $454,495 or 10.6%. The increase was attributable to increased sales for tennis nets, windscreens and Shadezone structures.

Cost of Sales. We had cost of sales of $3,664,745 in the nine months ended February 28, 2006, representing approximately 77.3% of net sales, compared to cost of sales of $2,981,290 in the comparable period in 2005, which represented 69.5% of net sales. The increase of $683,455 or 22.9% in the cost of sales was principally due to purchasing of materials in smaller lots (due to liquidity factors), changes in our product mix, an increase in re-engineering and warranty work on our Shadezone structures, and for freight expense that was recorded in selling, general and administrative expense in the comparable period of 2005.

Gross Profit. We had gross profit of $1,077,657 for the nine months ended February 28, 2006 representing approximately 22.7% of sales, compared to gross profit of $1,306,617 in the comparable period in 2005, which represented 30.5% of sales. The decrease of $228,960 was primarily due to a change in our product mix, and an increase in re-engineering and warranty work on the Shadezone structures.

Selling, General and Administrative Expenses. We had selling, general and administrative expenses of $2,203,386 in the nine months ended February 28, 2006, approximately 46.5% of net sales, compared to $2,690,207 in the comparable period in 2005, which represented 62.7% of net sales. This represents a decrease of $486,821 or 18.1% in selling, general and administrative expenses and is due mainly to investor relations expenses and consulting fees incurred in the same quarter of 2005 which were not incurred in the reporting period and for freight expense incurred in the same fiscal period of 2005 that is now recorded as cost of sales for the current fiscal period.

Loss from operations for the nine months ended February 28, 2006 was $(1,153,549) compared to loss from operations of $(1,383,590) in the comparable period in 2005, a decrease of $230,041 or 16.6%. Increased cost of sales was partially offset by the decrease in SG&A costs as described above.

Other expense for the nine months ended February 28, 2006 was $912,390 compared to $336,103 in the comparable period in 2005, an increase of $576,287 or 171.5%. The increase is due to an increase in interest expense as the company is currently unable to obtain favorable interest rates and a beneficial conversion feature on the conversion of debt to equity.

Net loss for the nine months ended February 28, 2006 was $(2,065,939) compared to a net loss of $(1,719,693) in the comparable period in 2005, a decrease of 346,246, or 20.1%. The decrease in net loss is due to a decrease in SG&A costs offset by an increase in other expense.

For the Three Months Ended February 28, 2006

Net Sales. We had net sales of $1,259,854 for the three months ended February 28, 2006 compared to $1,768,957 in the comparable period in 2005, a decrease $509,103 or 28.8%. The decrease was attributable to decreased sales for tennis nets, windscreens and Shadezone structures and the inability to meet customer needs, due to a decrease in procuring products (due to liquidity factors).

Cost of Sales. We had cost of sales of $1,082,506 for the three months ended February 28, 2006 representing approximately 85.9% of net sales, compared to cost of sales of $1,102,715 in the comparable period in 2005, which represented 62.3% of net sales. The decrease of $20,209 in the cost of sales was principally due to changes in our product mix and development of bidding policies on our Shadezone structures.

Gross Profit. We had gross profit of $177,348 for the three months ended February 28, 2006 representing approximately 14.1% of sales, compared to gross profit of $666,242 in the comparable period in 2005, which represented 37.7% of sales. The decrease of $488,894 was primarily due to a change in our product mix, and an increase in re-engineering and warranty work on the Shadezone structures.

Selling, General and Administrative Expenses.  We had selling, general and administrative expenses of $711,251 for the three months ended February 28, 2006, approximately 56.5% of net sales, compared to $1,064,259 in the comparable period in 2005, which represented 60.2% of net sales. This represents a decrease of $353,008 or 33.2% in selling, general and administrative expenses and is due mainly to investor relations expenses and consulting fees incurred in the same quarter of 2005 which were not incurred in the reporting period and for freight expense incurred in the same fiscal period of 2005 that is recorded as cost of sales for the current fiscal quarter.

Loss from operations for the three months ended February 28, 2006 of $(533,903) compared to loss from operations of $(398,017) in the comparable period in 2005, an increase of $135,886 or 34.1%. The increase in loss from operations is attributable mainly to a reduced sales volume of 28.8%. Increased cost of sales was partially offset by the decrease in SG&A costs as described above.

Other expense for the three months ended February 28, 2006 was $567,795 compared to $79,594 in the comparable period in 2005, an increase of $488,201or 613.4%. The increase is due to an increase in interest expense as the company is currently unable to obtain favorable interest rates and a beneficial conversion feature on the conversion of debt to equity.

Net loss for the three months ended February 28, 2006 was $(1,101,698) compared to a net loss of $(477,611) in the comparable period in 2005, an increase of $624,087 or 130.7%. The increase in net loss is due to a decrease in net sales and an increase in other expenses, offset by a decrease in SG&A expenses.

Liquidity and Capital Resources

As described in the notes to condensed consolidated financial statements above, the liquidity of the Company has been affected by net losses for the first, second and third quarters of 2006, and fiscal years 2005 and 2004, conditions which raise substantial doubt about the combined Company's ability to continue as a going concern.

Management is of the opinion that the activities described in the notes to the consolidated financial statements have positioned the Company to experience increased sales of Shadezone structures and reduced costs for warranty and re-engineering on these structures thereby resulting in higher gross margins, combined with anticipated additional capital contributions from an investor group, and borrowing availability at more favorable terms will significantly improve operations and cash flow for the next twelve months. The Company is evaluating processes and controls in all areas of manufacturing and production to achieve cost efficiencies. In addition the Company is evaluating several options for financing and capitalization through third party sources.

Our principal source of working capital borrowings are from our revolving credit facilities and capital investments. We have experienced losses in the last three years and have relied upon borrowings under our revolving credit facilities and capital investments to maintain liquidity and continue operations.

Cash outflow from Operating Activities for the nine months ended February 28, 2006 of $(831,176) was largely due to the net loss. Cash outflow from Investing Activities was $(27,356) which was the result of purchases of equipment, offset by cash received from disposal of equipment. Cash inflow from Financing Activities was $571,934, the result of principal payments on long term debt, offset by net loans from stockholders, financial institutions and net borrowings under our line of credit.

The Company has been over advanced by approximately $1,379,000 of eligible accounts receivable on its revolving and minimum convertible note payable to a financial institution due December 2007. The financial institution has waived the over advance until March 31, 2006. The waiver has subsequently expired and the Company is in negotiation with the financial institution for an extension. The entire loan balance has been included in the current portion of long-term debt as the company is in default due to the over advance and other factors. In event of default on the note, the holder, at its option, may elect to require the Company to make a default payment of 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, and all other amounts due.

During the fiscal quarter ended August 31, 2005, the Company converted debt of $96,333 to equity by issuing 437,880 shares of common stock to DM Ventures, Inc.

On February 28, 2006, the Company converted debt of $230,000 and accrued interest of $8,438 to equity by issuing 2,384,370 shares of common stock to Andrew Thompson.

On February 28, 2006, the Company converted debt of $1,311,500 and accrued interest of $161,770 to equity by issuing 14,670,507 shares of common stock to DM Ventures, LLC.

On February 28, 2006, the Company converted debt of $45,000 and accrued interest of $6,479 to equity by issuing 353,991 shares of common stock to D. Martin Enterprises.

On February 28, 2006, the Company converted debt of $100,000 and accrued interest of $15,000 to equity by issuing 791,666 shares of common stock to an investment group comprised of Harry L. Tsumas, Harry M. Tsumas, and Dean Martin.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to report.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 27, 2006, Daszkal Bolton LLP resigned as our independent accountants. Daszkal Bolton LLP served as our independent accountants since May 20, 2005. Except for an explanatory paragraph concerning our ability to continue as a going concern, such accountants' report on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were the opinions modified as to audit scope or accounting principles, nor were their any events of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K under the Securities Act for the past two years through the date of this report. During our fiscal year ended May 31, 2005 and during the period following May 31, 2005 to the date of Daszkal Bolton LLP's resignation, we had no disagreements with Daszkal Bolton LLP within the meaning of Item 304 of Regulation S-K or any matter of accounting principles or practices, financial dislcosure, or auditing scope or procedure, which disagreements if not resolved to Daskal Bolton LLP's satisfaction would have caused Daszkal Bolton LLP to make reference to the subject matter of the disagreements in connection with its reports.

On April 3, 2006 the Company engaged Tedder, James, Worden & Associates, P.A. of Orlando, Florida, as the Company's independent accountants to review the Company's balance sheet as of February 28, 2006, and the related statements of income, stockholders' equity and cash flows for the three month period then ended. The decision to appoint Tedder, James, Worden & Associates, P.A.  was approved by the Company's Board of Directors on April 3, 2006. Tedder, James, Worden & Associates, P.A. maintains their office at 800 North Magnolia Avenue, Suite 1700, Orlando, Florida.

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

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's nine months ended February 28, 2006 the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

On March 19, 2006, Estes Express Lines filed a case in federal court in Orlando, FL against Ball Products, Inc. Estes is proceeding on three separate counts: (1) breach of interstate contract for carriage, (2) account, and (3) unjust enrichment. Estes claims that Ball Products, Inc did not pay for interstate shipping services from April, 2005 through February, 2006. Estes is seeking $124,859 in actual damages for unpaid shipping costs and the Company disputes this amount. Estes is seeking additional damages of $149,624 in lost discount, a 30% collection fee of $82,345 plus prejudgment interest and attorney's fees. The Company disputes these claims and believes them to be without merit. Because this matter is in very preliminary stages, management is unable to determine the likelihood of an unfavorable outcome and, accordingly, has not accrued any amount for potential losses in connection with this lawsuit.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the section entitled "Liquidity and Capital Resources", above, we have described a series of debt-to-equity transactions that the Company undertook in the third fiscal quarter of 2006. The conversions of debt to equity were cashless; the sales did not yield any proceeds to the Company.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has a convertible note payable and a revolving credit facility due to a financial institution based on eligible accounts receivable. As of February 28, 2006, advances exceed eligible accounts receivable by approximately $1,379,000. The total amount due February 28, 2006 of the revolving credit facility is $1,909,075 and has been included in the current portion of long-term debt. The financial institution has waived the over advance until March 31, 2006. The waiver has subsequently expired and the Company is in negotiation with the financial institution for an extension. The entire loan balance has been included in the current portion of long-term debt as the company is in default due to the over advance and other factors. In event of default on the note, the holder, at its option, may elect to require the Company to make a default payment of 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, and all other amounts due. The Company is currently negotiating with the financial institution for a time extension as described in the Liquidity section above.

The Company has received the necessary waiver from a financial institution which is the holder of the first mortgage on certain real property in the amount of $841,701. As a result of this waiver, the Company presently is not in default on the mortgage as the mortgagee has consented to and granted the execution and delivery of the subordinate mortgages on the property encumbered by the first mortgage.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND OTHER INFORMATION

Signatures

Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2006

BP International, Inc.

Registrant

By /s/ William DeTemple

William C. DeTemple

President & CEO

OFFICER'S CERTIFICATE

PURSUANT TO SECTION 302*

I, William DeTemple, Chief Executive Officer, certify that

1.   I have reviewed this form 10-QSB for the nine months ended February 28, 2006 of BP International, Inc.;

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

(b)   Omitted;

(c)   Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)   Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.   The small business issuer's other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: 4/13/06	By: /s/ William DeTemple
Name: William DeTemple
Title: Chief Executive Officer

I, Tami L. Tharp, Chief Financial Officer certify that

1.   I have reviewed this form 10-QSB for the nine months ended February 28, 2006 of BP International, Inc.;

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

(b)   Omitted;

(c)   Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)   Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.   The small business issuer's other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: 4/13/06	By: /s/Tami L. Tharp
Name: Tami L. Tharp
Title: Chief Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2007.

EXHIBIT 31.1-

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-QSB for the nine months ended, February 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: 4/13/06	By: /s/ William DeTemple
Name: William DeTemple
Title: Chief Executive Officer

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BP International, Inc. (the "Company") on Form 10-QSB for the nine months ended, February 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: 4/13/06	By: /s/ Tami L. Tharp
Name: Tami L. Tharp
Title: Chief Financial Officer

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